Form 10-K
period 2026-06-30
INTERGROUP CORP
filed 2026-09-28
CIK 69422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $17,181,000, based upon the closing sale price of the common stock on that date on The Nasdaq Stock Market LLC).

The number of shares outstanding of registrant’s Common Stock, as of September 28, 2026 was 2,148,812.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our expectations concerning our liquidity and capital resources, including our indebtedness and ability to satisfy extension or refinancing conditions, future operating performance, capital expenditures, market conditions and other future events or circumstances.

Forward-looking statements are statements that are not historical facts and may be identified by words such as “believes,” “expects,” “may,” “will,” “should,” “could,” “intends,” “plans,” “estimates,” and “anticipates” and similar expressions, although not all forward-looking statements contain these words.

Forward-looking statements are based on management’s current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, among others, our significant exposure to the San Francisco lodging market through Portsmouth’s ownership of a single Hotel; economic, business travel, convention and tourism conditions in San Francisco; our substantial indebtedness and ability to satisfy conditions for extensions or refinancing; our dependence on Hilton and Aimbridge for the operation and branding of the Hotel; labor and operating costs; capital expenditure requirements; conditions affecting our real estate portfolio and securities investments; competition; cybersecurity risks; and the other risks described in Item 1A – Risk Factors and elsewhere in this Annual Report on Form 10-K.

Readers should not place undue reliance on forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

PART I

Item 1. Business.

GENERAL

The InterGroup Corporation (“InterGroup” or the “Company,” and together with its consolidated subsidiaries, “we,” “us,” or “our”) is a Delaware corporation whose common stock is listed on the Nasdaq Capital Market under the symbol “INTG.” The Company’s operations principally consist of the ownership and operation of a hotel, the ownership and management of multifamily and commercial real estate, and investments in marketable and other securities.

As of June 30, 2026, the Company owned approximately 75.9% of the outstanding common stock of Portsmouth Square, Inc. (“Portsmouth”), which is a consolidated subsidiary of the Company.

Through Portsmouth and its wholly owned subsidiaries, the Company owns and operates the Hilton San Francisco Financial District, a full-service hotel located at 750 Kearny Street in San Francisco, California (the “Hotel”). Effective September 30, 2025, the Hotel’s available room inventory increased from 544 to 558 rooms following the conversion of 14 former administrative office spaces into guestrooms. The Hotel generates revenues principally from guestrooms, food and beverage operations, parking and other ancillary operations and serves business, convention, group and leisure travelers.

The Hotel is owned through Portsmouth’s wholly owned subsidiaries, including Justice Operating Company, LLC (“Operating”), which owns the Hotel.

In addition to the operations of the Hotel, the Company also generates income from the ownership, management and, when appropriate, sale of real estate. Property includes fifteen apartment complexes, one commercial real estate property and three single-family houses. The properties are located throughout the United States but are concentrated in Texas and Los Angeles County, California. The Company also owns approximately two acres of unimproved land in Maui, Hawaii. As of June 30, 2026, all the Company’s operating real estate properties are managed in-house.

The Company evaluates real estate and other investment opportunities subject to guidelines established by the Board of Directors and its Executive Strategic Real Estate and Securities Investment Committee and the availability of appropriate financing.

The Company also invests from time to time in marketable securities and other investments. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Marketable Securities Investment Policies” below for additional information regarding the Company’s marketable securities and other investments.

HILTON FRANCHISE AGREEMENT

Operating is party to a franchise agreement with HLT Franchise Holding, LLC (“Hilton”) under which the Hotel operates as the Hilton San Francisco Financial District. The franchise agreement extends through January 31, 2030.

The franchise agreement requires the Hotel to comply with applicable Hilton brand standards and capital improvement requirements. Failure to comply with applicable requirements could result in penalties or termination of the franchise, as discussed in Item 1A – Risk Factors.

HOTEL MANAGEMENT AGREEMENT

Operating entered into a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, along with its five-level parking garage, effective February 3, 2017. The HMA has an initial ten-year term ending in February 2027 and provides for up to five successive one-year renewal periods, subject to the terms of the agreement.

Under the HMA, Aimbridge receives a base management fee equal to 1.70% of total Hotel revenue and may earn an incentive fee based on Hotel operating performance, subject to the terms of the HMA. See Note 11 – Management Agreement to the Consolidated Financial Statements and Item 1A – Risk Factors.

CHINESE CULTURE FOUNDATION LEASE

The Hotel is subject to a long-term lease with the Chinese Culture Foundation of San Francisco (the “Foundation”) covering the third-floor Chinese Culture Center. The lease automatically extended for an additional 10-year term in October 2023 while the property continues to operate as a hotel. Under the lease, the Foundation has the right to reserve the event space for up to 75 days per calendar year, subject to specified conditions, and the Hotel may use reserved dates upon payment of a contractual fee.

SALE OF REAL ESTATE PROPERTY

In December 2025, the Company completed the sale of a 12-unit multifamily property located in Los Angeles County, California for a sales price of $4.85 million, resulting in a gain on sale of $3,508,000, which is included in gain on sale of real estate in the consolidated statements of operations. See Note 5 – Investment in Real Estate, Net and Note 18 – Disposition of Real Estate to the Consolidated Financial Statements.

MARKETABLE SECURITIES INVESTMENT POLICIES

In addition to its Hotel and real estate operations, the Company from time to time invests in marketable securities and other investment instruments.

The Company’s securities investments are made under the supervision of an Executive Strategic Real Estate and Securities Investment Committee of the Board of Directors (the “Committee”). The Committee has delegated authority to manage the portfolio to the Company’s Chairman and Chief Executive Officer subject to investment guidelines established by the Committee.

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 – Investment in Marketable Securities to the Consolidated Financial Statements for additional information regarding the Company’s investment activities.

SEASONALITY

Historically, the Hotel’s operation has been seasonal under normal circumstances. The Hotel generally experiences lower demand during the holiday period from approximately Thanksgiving through early January. These seasonal patterns may cause fluctuations in the Hotel’s quarterly revenues.

COMPETITION

The Hotel operates in a highly competitive San Francisco lodging market and competes with full-service and other lodging properties for business, convention, group and leisure travelers. Competition is based on factors including location, brand affiliation, room rates, property condition, amenities, service levels and access to corporate, convention and leisure demand. The Hotel’s Financial District location, Hilton affiliation and recently renovated guestrooms and public areas are important competitive factors.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

The Hotel is subject to federal, state and local laws and regulations applicable to its operations, including laws and regulations relating to employment and labor, food and beverage service, accessibility, health and safety, privacy, taxation and environmental matters. The Company’s multifamily and commercial real estate operations are also subject to federal, state and local laws and regulations applicable to landlords and property owners, including landlord-tenant, rent regulation, zoning, building and safety, accessibility and environmental requirements. Changes in applicable laws or regulations could increase the Company’s operating or capital costs.

The Company’s operations are subject to various federal, state, and local environmental laws and regulations. Management is not aware of any pending environmental matters or remediation obligations that are expected to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. Compliance with existing environmental laws has not had, and is not currently expected to have, a material effect on the Company’s capital expenditures, earnings or competitive position.

COMPETITION – RENTAL PROPERTIES

The multifamily rental market is highly competitive. The Company competes for residents primarily based on location, rental rates, property condition, amenities and services. Competition from other multifamily properties and alternative housing may adversely affect occupancy, rental rates and operating results.

EMPLOYEES

As of June 30, 2026, the Company had 214 employees, including 175 full-time employees. Of the total, 27 were employed in corporate and multifamily operations and 187 were employed in Hotel operations.

As of June 30, 2026, approximately 90% of the Hotel employees were represented by one of three labor unions and were covered by collective bargaining agreements (“CBAs”). Aimbridge, as agent for Justice Operating Company, LLC (“Operating”), administers the applicable CBAs, and Operating funds the related payroll, employee benefits and other labor costs.

The CBA covering employees represented by Local 2 (Hotel and Restaurant Employees) expires on August 13, 2028. The CBA covering employees represented by Local 856 (International Brotherhood of Teamsters) expires on December 31, 2028. The CBA covering employees represented by Local 39 (Stationary Engineers) expires in July 2030.

The terms of the CBAs affect the Hotel’s wages, employee benefits and other labor-related operating costs. See Item 1A – Risk Factors.

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

Item 1A. Risk Factors.

Economic conditions and reduced travel demand could materially adversely affect our business.

Demand for hotel accommodations depends on business and leisure travel, consumer confidence, corporate spending and general economic conditions. Economic downturns, inflation, higher interest rates, reduced discretionary spending, public health events, geopolitical conflicts or other disruptions could reduce occupancy, average daily room rates and food and beverage revenues. Increased competition during weaker economic periods may also place downward pressure on pricing and profitability.

Exposure to the San Francisco market through our majority-owned subsidiary could adversely affect our consolidated results, cash flows and financial condition.

Through our majority-owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), we own the Hilton San Francisco Financial District (the “Hotel”). The Hotel represents a significant component of our consolidated revenues and operating results. Because our Hotel operations are concentrated in a single property and a single geographic market, their financial performance is particularly sensitive to economic, business, travel, tourism and convention conditions in the San Francisco area. Any event that adversely affects the local economy, travel demand or Hotel operations could materially reduce Hotel revenues, cash flows and operating results and adversely affect our consolidated financial performance. Although our real estate portfolio and investment activities provide diversification, they do not eliminate the concentration risk associated with the Hotel’s reliance on a single geographic market.

We operate in a highly competitive lodging market.

The Hotel competes with numerous hotels and hospitality providers in the San Francisco market, many of which have greater financial, operational, marketing or brand resources than we do. Increased competition, changing customer preferences, or competitors’ investments in renovations, technology, loyalty programs or pricing strategies could reduce occupancy, room rates and operating margins.

The Hotel requires significant ongoing capital expenditures.

Hotels require substantial expenditures for renovations, maintenance, furniture, fixtures, equipment, technology and compliance with brand standards and governmental requirements. We may not generate sufficient cash flow to fund these expenditures and may need additional debt or equity financing. Delays, cost overruns, labor shortages, supply chain disruptions, inflation or an inability to obtain financing could adversely affect the Hotel’s competitiveness and our financial performance.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

We have significant consolidated debt obligations, including the Hotel’s senior mortgage and mezzanine indebtedness and mortgage debt secured by our non-Hotel real estate properties. These obligations require substantial principal and interest payments and may subject the applicable borrowers and guarantors to financial and other covenants. Our indebtedness reduces financial flexibility, limits our ability to pursue strategic opportunities and increases our vulnerability to adverse economic conditions and rising interest rates. Our inability to comply with applicable covenants, refinance indebtedness or, with respect to the Hotel financing, satisfy extension conditions could materially adversely affect our liquidity, financial condition and results of operations.

Limited guaranties and “springing recourse” events under the Hotel financing could expose InterGroup or Portsmouth to liability.

The Hotel’s senior mortgage and amended mezzanine loans are generally non-recourse to the borrower subsidiaries, subject to specified recourse liabilities and “springing recourse” events. InterGroup and Portsmouth each provide limited guaranties of specified recourse obligations. The guaranteed obligations include customary non-recourse carve-outs and certain performance obligations, and the guaranties may become full-recourse for the outstanding debt upon the occurrence of specified springing recourse events. Certain guaranteed obligations also relate to post-removal repair and restoration obligations associated with the pedestrian bridge, and the senior guaranty includes certain carry-reserve funding and casualty-shortfall obligations. If any guaranteed obligation becomes payable, our liquidity and financial condition could be materially adversely affected.

Our real estate operations are subject to market, regulatory and operating risks that could adversely affect occupancy, rental income and property values..

Our multifamily and commercial real estate properties are subject to changes in local economic conditions, rental demand, competition, occupancy and rental rates, as well as landlord-tenant and rent regulation, property taxes, insurance costs, utilities, maintenance and capital requirements. Many property-level operating costs are fixed or do not decline proportionately if occupancy or rental income decreases. Adverse market or regulatory conditions, increased operating costs or declines in property values could reduce cash flows from our real estate operations and adversely affect our financial condition and results of operations.

Our investment portfolio is subject to market, concentration and liquidity risks.

We hold investments in marketable and nonmarketable securities. Market volatility, changes in interest rates, credit conditions, issuer-specific developments or reduced liquidity could adversely affect the value of these investments and our financial performance. Changes in the fair value of our marketable equity securities are recognized in earnings and may cause volatility in our reported results. As of June 30, 2026, two equity securities collectively represented approximately 43% of the fair value of our marketable equity securities portfolio, increasing our exposure to changes in the value of those investments. Nonmarketable investments may be difficult to value or sell and may require us to hold them for extended periods or realize losses if liquidity is required.

We depend on third-parties to operate and franchise the Hotel

The Hotel is managed by Aimbridge Hospitality and operates under the Hilton brand pursuant to a franchise agreement. Our success depends in part upon the continued performance of these third parties and our ability to maintain these contractual relationships. Failure to satisfy franchise standards, termination or nonrenewal of the management or franchise agreement, or poor operational performance could materially adversely affect our operations and financial results.

Our Hotel operations are subject to extensive regulation.

The Hotel is subject to numerous federal, state and local laws and regulations governing hotel operations, employment practices, food and beverage service, accessibility, environmental matters, privacy, taxation and public health and safety. Changes in applicable laws or failure to comply with regulatory requirements could result in increased operating costs, fines, penalties, litigation or operational restrictions.

Our business is exposed to catastrophic events and insurance risks.

Natural disasters, including earthquakes, floods, severe weather and wildfires, terrorism, public health emergencies, cyber incidents affecting travel infrastructure and other catastrophic events could damage our properties, disrupt operations or reduce travel demand. Although we maintain insurance coverage on our properties, such coverage may not be available for all risks or may be subject to significant deductibles, exclusions or coverage limitations. Rising insurance costs or reduced availability of coverage could adversely affect our financial condition and results of operations.

Cybersecurity incidents could adversely affect our operations.

We rely on information technology systems, including systems operated by third parties, to conduct our business. Cybersecurity incidents, including ransomware attacks, unauthorized access or other disruptions, could impair operations, compromise confidential information, expose us to litigation or regulatory actions and harm our reputation. While we maintain cybersecurity risk management processes and did not experience any material cybersecurity incidents during fiscal 2026, future incidents could materially adversely affect our business. See Item 1C – Cybersecurity.

The price of the Company’s common stock may fluctuate significantly, which could negatively affect holders of its common stock.

The market price of our common stock may fluctuate significantly due to changes in our operating performance, market conditions, interest rates, investor sentiment, trading volume, factors affecting our Hotel, real estate and investment activities, and sales or anticipated sales of large blocks of our common stock. These fluctuations may occur regardless of our operating performance and could adversely affect the value of an investment in our common stock.

Mr. Winfield’s controlling ownership may limit the influence of other shareholders.

The Company’s President, Chief Executive Officer and Chairman of the Board of Directors, John V. Winfield, beneficially owns a majority of the Company’s common stock. As a result, Mr. Winfield is able to control or significantly influence the election of the Company’s Board of Directors and other matters requiring shareholder approval. The interests of Mr. Winfield may differ from those of other shareholders, and this concentration of ownership may also delay or prevent a change in control that other shareholders might consider beneficial.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company maintains processes designed to assess, identify and manage material risks from cybersecurity threats. Because the Company’s Hotel and corporate operations depend substantially on information technology systems operated or supported by third parties, the Company’s cybersecurity risk management processes address risks arising from both its corporate technology environment and the third-party systems used in the operation and franchising of the Hotel.

Risk Management and Strategy

The Company’s technology environment generally consists of three principal areas. First, the Hotel utilizes systems and technology provided and maintained by Hilton in connection with reservations, booking, marketing and other franchise-related functions. Second, Aimbridge Hospitality (“Aimbridge”), as manager of the Hotel, provides and maintains systems used for Hotel-level accounting, operations and administrative support. Third, the Company’s corporate office relies on a third-party information technology and cybersecurity provider and third-party software platforms, including Yardi, for accounting and administrative functions. A substantial portion of the Company’s corporate operations and communications are conducted through internet-based systems and third-party technology platforms.

Because of the Company’s size, it does not maintain a dedicated internal cybersecurity department and instead relies on its third-party information technology and cybersecurity provider for technical cybersecurity expertise and services relating to its corporate technology environment.

The Company’s cybersecurity risk management processes include:

●	use of third-party information technology and cybersecurity professionals to assist in monitoring, investigating, containing and remediating identified threats and vulnerabilities;

●	monthly cybersecurity awareness and compliance training for Company staff;

●	maintenance and periodic testing of cybersecurity incident-response procedures;

●	consideration of cybersecurity risks associated with material third-party technology and service providers.

The Company uses its third-party information technology and cybersecurity provider and related cybersecurity tools and services to assist in monitoring its corporate technology environment, evaluating vulnerabilities and addressing identified cybersecurity risks. Hotel personnel also complete annual Payment Card Industry (“PCI”) compliance certification and training requirements through both Hilton and Aimbridge.

The Company’s cybersecurity risk management processes are integrated into its overall risk management processes.

Third-Party Service Providers

The Company depends substantially on third-party technology and service providers, including Hilton and Aimbridge for systems used in Hotel operations, its third-party information technology and cybersecurity provider for its corporate technology environment, and third-party software platforms, including Yardi, for certain accounting and administrative functions. The Company considers cybersecurity risks associated with material third-party technology and service providers as part of its cybersecurity risk management processes and relies in part on information received from such providers regarding cybersecurity risks and incidents. The Company does not directly control the cybersecurity systems, practices or infrastructure of Hilton, Aimbridge, Yardi or its other third-party service providers. Accordingly, a cybersecurity incident affecting one of these providers could adversely affect the Company even if the Company’s corporate systems were not directly compromised.

Management and Board Oversight

The Company’s management is responsible for overseeing the assessment and management of material risks from cybersecurity threats. Because the Company does not maintain a dedicated internal cybersecurity department, management relies on its third-party information technology and cybersecurity provider, as well as information received from material technology and service providers, to assist in identifying, assessing and responding to cybersecurity risks.

The Company’s Controller and Principal Financial Officer is responsible for coordinating the Company’s cybersecurity risk management activities with its third-party information technology and cybersecurity provider. The Controller and Principal Financial Officer receives information regarding identified cybersecurity risks, vulnerabilities and incidents and is responsible for escalating material cybersecurity matters to senior management and, when appropriate, the Board of Directors. The Controller and Principal Financial Officer is not a dedicated cybersecurity professional; the Company relies on its third-party information technology and cybersecurity provider for technical cybersecurity expertise and services.

Management monitors cybersecurity risks through communications with the Company’s third-party information technology and cybersecurity provider, assessments of identified risks and vulnerabilities, and information received from material third-party service providers.

The Board of Directors oversees risks from cybersecurity threats and receives periodic reports from management regarding cybersecurity risks, incidents and risk mitigation measures. Material cybersecurity incidents would be reported to the Board as appropriate. The Board reviews the Company’s cybersecurity risk management processes and incident-response planning periodically.

Effect of Cybersecurity Risks

Risks from cybersecurity threats, including risks associated with third-party systems used by the Company, have not materially affected the Company, including its business strategy, results of operations or financial condition, and the Company has not identified any such risks that are reasonably likely to materially affect the Company. The Company did not identify any cybersecurity incident during the fiscal year ended June 30, 2026 that materially affected the Company. The Company nevertheless remains subject to cybersecurity risks arising from its own technology environment and from systems maintained by Hilton, Aimbridge, Yardi and other third-party service providers. A material cybersecurity incident affecting any of these systems could disrupt Hotel or corporate operations, compromise confidential or proprietary information, result in legal or regulatory exposure, or otherwise materially adversely affect the Company’s business, results of operations or financial condition. See Item 1A – Risk Factors.

Item 2. Properties.

SAN FRANCISCO HOTEL PROPERTY

The Hotel is owned by Portsmouth through its wholly owned subsidiary, Justice Operating Company, LLC (“Operating”). The Hotel is located at 750 Kearny Street in the Financial District of San Francisco, California, one block from the Transamerica Pyramid. The Embarcadero Center is within walking distance and North Beach is two blocks away, and the Hotel is included in the Company’s Hotel Operations reportable segment.

The Hotel is a 31-story (including parking garage), steel and concrete, A-frame building, built in 1970. The Hotel has 558 guest rooms and suites, situated on 22 floors. During fiscal 2026, 14 former administrative office spaces were converted to guestrooms, which were added to the Hotel’s room inventory effective September 30, 2025.

The Hotel has a restaurant, lounge and private dining room totaling approximately 3,700 square feet, two kitchens servicing restaurant and banquet operations, a fitness center and a rooftop swimming pool that is not currently in operation. The third floor houses the Chinese Culture Center (the “CCC”), its administrative office, and a grand ballroom. The Hotel has approximately 22,000 square feet of meeting space, including the grand ballroom, and a five-level underground parking garage.

The pedestrian bridge formerly spanning Kearny Street between the Hotel and Portsmouth Square Park was removed on August 9, 2026. In connection with the removal, the Hotel was closed from July 31, 2026 through August 9, 2026 and resumed guest operations on August 10, 2026. See Note 19 – Subsequent Events to the Consolidated Financial Statements for additional information regarding the bridge removal and related post-removal repair work.

The Hotel is subject to a mortgage securing the Company’s $67.0 million senior mortgage loan. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 – Mortgage and Mezzanine Loans to the Consolidated Financial Statements for additional information regarding the Company’s financing arrangements.

RENTAL PROPERTIES

As of June 30, 2026, the Company’s investment in real estate consisted of 19 operating properties located throughout the United States, with a concentration in Texas and Los Angeles County, California, consisting of fifteen apartment complexes, three single-family houses held as strategic investments and one commercial real estate property. In addition, the Company owns approximately two acres of unimproved land in Maui, Hawaii. As of June 30, 2026, all the Company’s operating real estate properties are managed in-house.

Description of Properties

The Company’s non-Hotel real estate holdings as of June 30, 2026 are summarized below:

Location	Property Type	Units	Approximate Size / Acreage	Year Acquired
Las Colinas, Texas	Apartment complex	358	15.6 acres	2004
Morris County, New Jersey	Apartment complex	151	8.0 acres	1967
St. Louis, Missouri	Apartment complex	264	17.5 acres	1968
Florence, Kentucky	Apartment complex	157	6.0 acres	1972
Los Angeles County, California	Apartment complex	14	12,700 sq. ft.	1999
Los Angeles County, California	Apartment complex	9	10,500 sq. ft.	1999
Los Angeles County, California	Apartment complex	31	26,100 sq. ft.	2000
Los Angeles County, California	Apartment complex	30	27,600 sq. ft.	2000
Los Angeles County, California	Apartment complex	4	3,000 sq. ft.	2000
Los Angeles County, California	Apartment complex	4	4,500 sq. ft.	2000
Los Angeles County, California	Apartment complex	7	7,500 sq. ft.	2000
Los Angeles County, California	Apartment complex	8	13,000 sq. ft.	2001
Los Angeles County, California	Apartment complex	2	4,200 sq. ft.	2020
Marina del Rey, California	Apartment complex	9	6,316 sq. ft.	2011
Los Angeles County, California	Apartment complex	4	4,093 sq. ft.	2021
Los Angeles County, California	Commercial property	—	5,503 sq. ft.	1999
Los Angeles County, California	Single-family house	1	2,771 sq. ft.	2000
Los Angeles County, California	Single-family house	1	2,201 sq. ft.	2003
Los Angeles County, California	Single-family house	1	2,387 sq. ft.	2015
Kihei, Maui, Hawaii	Unimproved land	—	Approximately 2 acres	2004

MORTGAGES

Certain of the Company’s real estate properties are subject to mortgage indebtedness. The Company’s consolidated mortgage indebtedness includes financing secured by the Hotel and mortgages secured by its non-Hotel real estate properties. See Note 10 – Mortgage and Mezzanine Loans to the Consolidated Financial Statements for additional information.

ECONOMIC AND PHYSICAL OCCUPANCY RATES

The Company leases units in its residential rental properties on a short-term basis, with no lease extending beyond one year. The economic occupancy (gross potential less rent below market, vacancy loss, bad debt, discounts and concessions divided by gross potential rent) and the physical occupancy (gross potential rent less vacancy loss divided by gross potential rent) for each of the Company’s operating properties for fiscal year ended June 30, 2026 are provided below.

Property	Economic Occupancy	Physical Occupancy
1. Las Colinas, TX	77%	86%
2. Morris County, NJ	88%	96%
3. St. Louis, MO	64%	67%
4. Florence, KY	79%	80%
5. Los Angeles, CA (1)	96%	100%
6. Los Angeles, CA (2)	71%	92%
7. Los Angeles, CA (3)	98%	97%
8. Los Angeles, CA (4)	87%	99%
9. Los Angeles, CA (5)	83%	95%
10. Los Angeles, CA (6)	100%	97%
11. Los Angeles, CA (7)	(54)%	68%
12. Los Angeles, CA (8)	100%	99%
13. Los Angeles, CA (9)	61%	92%
14. Los Angeles, CA (10)	45%	88%
15. Los Angeles, CA (11)	100%	100%
16. Los Angeles, CA (12)	83%	95%
17. Los Angeles, CA (13)	100%	100%
18. Los Angeles, CA (14)	100%	100%
19. Los Angeles, CA (15)	21%	100%

Certain of the Company’s Los Angeles properties contain a relatively small number of rental units, including properties with as few as two or four units. As a result, a vacancy in a single unit at these smaller properties can have a disproportionately large effect on the reported occupancy percentage compared with larger apartment communities. In addition, during fiscal 2026, the Company wrote off certain tenant receivables dating from the COVID-19 period that management determined were uncollectible. Because bad debt is included in the calculation of economic occupancy, these write-offs reduced the reported economic occupancy percentages of certain properties without a corresponding reduction in physical occupancy. Accordingly, the economic occupancy percentages for certain properties during fiscal 2026 are not necessarily indicative of their physical occupancy or current operating performance.

The Company’s Los Angeles County residential properties are subject to state and local rent stabilization and tenant-protection laws that may limit the Company’s ability to increase rents and otherwise affect the operation of its properties. During the fiscal year ended June 30, 2026, the allowable annual rent increase for rental units subject to the City of Los Angeles Rent Stabilization Ordinance (“RSO”) was 3%. Effective February 2, 2026, the City eliminated the additional rent increase previously permitted when a landlord provided gas or electricity. The allowable annual RSO rent increase remains 3% for the period July 1, 2026 through June 30, 2027.

For fully covered units subject to the Los Angeles County Rent Stabilization and Tenant Protections Ordinance in unincorporated Los Angeles County, the general maximum annual increase was 1.930% for the period July 1, 2025 through June 30, 2026 and is 1.919% for the period July 1, 2026 through June 30, 2027, with different limits applicable to certain qualifying small-property landlords and luxury units. Residential units not subject to more restrictive local rent regulation may also be subject to California’s Tenant Protection Act and other applicable state and local tenant-protection laws. These laws and regulations may affect rental rates, occupancy, collections, operating costs and the Company’s ability to manage its residential properties.

Item 3. Legal Proceedings.

The Company is not a party to any material pending legal proceedings required to be disclosed under Item 103 of Regulation S-K. See Note 17 – Commitments and Contingencies and Note 19 – Subsequent Events to the Consolidated Financial Statements for information regarding Portsmouth’s matters and arrangements with the City and County of San Francisco relating to the pedestrian bridge formerly connecting the Hotel to Portsmouth Square Park.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Company’s Common Stock is listed and traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “INTG”. As of September 28, 2026, the approximate number of holders of record of the Company’s Common Stock was 106. The actual number of beneficial owners is higher because many shares are held in “street name” by brokers and other nominees.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the fiscal quarter ended June 30, 2026; accordingly, no monthly repurchase table is presented pursuant to Item 703 of Regulation S-K.

The Company maintains a share repurchase program that was initially announced on January 13, 1998 and subsequently amended. The program has no stated expiration date, and repurchases may be made from time to time in the open market or through privately negotiated transactions, subject to market conditions and other factors. As of June 30, 2026, approximately 33,616 shares remained available for repurchase under the program.

Item 6. Reserved.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes, and Item 1A - “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K.

SAN FRANCISCO MARKET CONDITIONS

The Hotel’s operating results are significantly affected by economic, business travel, convention and tourism conditions in San Francisco. During fiscal 2026, the Hotel experienced improved business travel and convention demand, which contributed to higher occupancy, average daily rate and room revenue compared with fiscal 2025. San Francisco lodging demand remains subject to changes in local economic conditions, convention activity, business and leisure travel and public perceptions of the city. Because the Company’s Hotel operations are concentrated in a single property in San Francisco, changes in these conditions may have a significant effect on the Company’s future operating results. See Item 1A – Risk Factors.

RESULTS OF OPERATIONS

As of June 30, 2026, the Company owned approximately 75.9% of the common shares of Portsmouth Square, Inc. The Company’s principal operating revenues are generated by the Hotel and its multifamily and commercial real estate properties. The Company also generates income and losses from its investment activities.

Portsmouth’s primary asset is a hotel property located at 750 Kearny Street, San Francisco, California 94108, known as the “Hilton San Francisco Financial District” (the “Hotel” or the “Property”) and related facilities, including a five-level underground parking garage. Effective September 30, 2025, the Hotel’s available room inventory increased from 544 to 558 rooms following the conversion of 14 former administrative office spaces into guestrooms. The financial statements of Portsmouth are consolidated with those of the Company.

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

Fiscal Year Ended June 30, 2026, Compared to Fiscal Year Ended June 30, 2025

The Company reported net income of $336,000 for fiscal 2026 compared with a net loss of $7.547 million for fiscal 2025. The improvement primarily reflected a $4.223 million increase in income from operations to $11.866 million, a $3.508 million gain on the sale of a multifamily property, a $2.289 million decrease in the net loss from marketable securities operations to $213,000 and an $890,000 decrease in mortgage interest expense to $12.666 million. These improvements were partially offset by higher income tax expense and the absence of the $1.416 million gain on extinguishment of debt recognized in fiscal 2025.

Hotel Operations

Portsmouth’s principal source of revenue is the Hotel, including room, food and beverage, parking and other operating revenue.

Hotel Operations segment income increased to $12.524 million in fiscal 2026 from $8.732 million in fiscal 2025. The improvement primarily reflected higher room revenue resulting from increased average daily rate, higher occupancy, improved business travel and convention demand, and the addition of 14 guestrooms to available inventory effective September 30, 2025. The increase was partially offset by higher Hotel operating expenses and by the absence of the $1.030 million management incentive fee waiver recognized as a reduction of Hotel operating expenses in fiscal 2025.

Hotel Operating Table

For the year ended June 30,	2026	2025
Hotel revenues:
Hotel rooms	$48,396,000	$39,648,000
Food and beverage	3,164,000	2,862,000
Garage	3,307,000	3,214,000
Other operating departments	930,000	639,000
Total Hotel revenues	55,797,000	46,363,000
Hotel operating expenses	(43,273,000)	(37,631,000)
Hotel operations segment income	12,524,000	8,732,000

The following table sets forth the monthly average occupancy percentage of the Hotel for the fiscal years ended June 30, 2026 and 2025.

Month	Jul	Aug	Sep	Oct	Nov	Dec	Jan	Feb	Mar	Apr	May	Jun	Fiscal Year
Year	2025	2025	2025	2025	2025	2025	2026	2026	2026	2026	2026	2026	2025 – 2026
Average Occupancy %	93%	95%	96%	96%	92%	88%	91%	96%	97%	95%	97%	97%	95%

Year	2024	2024	2024	2024	2024	2024	2025	2025	2025	2025	2025	2025	2024 – 2025
Average Occupancy %	96%	96%	96%	94%	83%	87%	90%	86%	91%	91%	93%	93%	92%

Hotel operating expenses increased by $5.642 million, to $43.273 million in fiscal 2026 from $37.631 million in fiscal 2025. The increase primarily reflected higher salaries, wages and employee-related costs, higher Hilton marketing and guest loyalty program fees, increased credit card processing costs, and higher travel agent and group commissions associated with increased business volume. Fiscal 2025 Hotel operating expenses also benefited from the $1.030 million Aimbridge incentive management fee waiver discussed above.

The following table sets forth the average daily room rate, average occupancy percentage and room revenue per available room (“RevPAR”) of the Hotel for the years ended June 30, 2026 and 2025.

For the Year Ended June 30,	Average Daily Rate	Average Occupancy %	RevPAR

2026	$253	95%	$239
2025	$218	92%	$200

Total Hotel revenue increased approximately 20% to $55.797 million in fiscal 2026 from $46.363 million in fiscal 2025. Average daily rate increased $35, or approximately 16%, to $253 from $218; average occupancy increased three percentage points to 95% from 92%; and RevPAR increased $39, or approximately 20%, to $239 from $200. The increases reflected improved business travel and convention demand, the benefit of the completed guestrooms renovation, which included the addition of 14 guestrooms to available inventory during fiscal 2026.

Real Estate Operations

Revenues from real estate operations increased to $18,154,000 in fiscal 2026 from $18,015,000 in fiscal 2025, primarily driven by stronger multifamily occupancy and rental rate trends across the portfolio. Real estate operating expenses decreased to $9,301,000 from $9,550,000 primarily due to lower insurance and real estate tax expense, partially offset by increases in other property operating expenses and utilities. As a result, Real Estate Operations segment income increased to $8.853 million in fiscal 2026 from $8.465 million in fiscal 2025.

Investment Transactions

The Company had a net gain on marketable securities of $953,000 for the year ended June 30, 2026 compared with a net loss on marketable securities of $1,347,000 for the year ended June 30, 2025.

The fiscal 2026 securities gain consisted of a realized gain of $167,000 and an unrealized gain of $786,000, compared with a realized loss of $329,000 and an unrealized loss of $1.018 million in fiscal 2025. After dividend and interest income and trading and margin interest expense, the Company recorded a net loss from marketable securities operations of $213,000 in fiscal 2026 compared with a net loss of $2.502 million in fiscal 2025.

Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period is not necessarily predictive, and variations from period to period may have limited analytical value. For a more detailed description of the composition of the Company’s marketable securities, see the Marketable Securities section below.

During the years ended June 30, 2026 and 2025, the Company evaluated its other investments for impairment and recorded no impairment losses in either period.

MARKETABLE SECURITIES AND OTHER INVESTMENTS

As of June 30, 2026 and 2025, the Company had investments in marketable equity securities of $4,394,000 and $969,000, respectively. The following table shows the composition of the Company’s marketable securities portfolio by selected industry groups:

As of June 30, 2026 Industry Group	Fair Value	% of Total Investment Securities
REITs and real estate companies	$1,853,000	42.2%
Technology	1,266,000	28.8%
Financial services	771,000	17.6%
Healthcare	168,000	3.8%
Energy	111,000	2.5%
Other	73,000	1.7%
Basic materials	72,000	1.6%
Communication	35,000	0.8%
Consumer cyclical	28,000	0.6%
Utilities	17,000	0.4%
	$4,394,000	100.0%

As of June 30, 2025 Industry Group	Fair Value	% of Total Investment Securities
REITs and real estate companies	$966,000	99.6%
Technology	3,000	0.4%
	$969,000	100.0%

As of June 30, 2026, the Company’s marketable equity securities portfolio included investments in American Realty Investors, Inc. (NASDAQ: ARL) and Snowflake Inc. (NYSE: SNOW), which represented approximately 29.2% and 13.9%, respectively, of the fair value of the Company’s marketable equity securities portfolio. American Realty Investors, Inc. is included in the REITs and real estate companies industry group, while Snowflake Inc. is included in the technology industry group.

As of June 30, 2025, American Realty Investors, Inc. represented approximately 99% of the fair value of the Company’s marketable equity securities portfolio.

The following table summarizes the results of the Company’s marketable securities activities for the respective years.

For the years ended June 30,	2026	2025
Net gain (loss) on marketable securities	$953,000	$(1,347,000)
Dividend and interest income	30,000	161,000
Margin interest expense	(756,000)	(806,000)
Trading expenses	(440,000)	(510,000)
Net loss from marketable securities operations	$(213,000)	$(2,502,000)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of liquidity are cash on hand, cash flows generated from its real estate and Hotel operations, marketable securities and property-level financing. As of June 30, 2026, the Company had cash and cash equivalents of $6.356 million and restricted cash of $10.943 million, for total cash, cash equivalents and restricted cash of $17.299 million, compared with $15.195 million as of June 30, 2025. The Company also held marketable securities with a fair value of $4.394 million as of June 30, 2026, compared with $969,000 as of June 30, 2025. As of June 30, 2026, the Company had $427,000 due to a securities broker and $272,000 of obligations for securities sold, which are presented separately as liabilities in the consolidated balance sheet. Restricted cash primarily consists of amounts maintained in lender-controlled accounts and is not generally available for unrestricted corporate purposes.

Cash Flows

Net cash provided by operating activities was $3.450 million in fiscal 2026, compared with $5.893 million in fiscal 2025. The decrease primarily reflected the cash-flow effect of changes in marketable securities, which used $2.640 million of cash in fiscal 2026 compared with providing $5.467 million in fiscal 2025, partially offset by improved consolidated operating results. Net cash provided by investing activities was $1.762 million in fiscal 2026, compared with $3.917 million used in fiscal 2025. Fiscal 2026 investing activities included $4.472 million of proceeds from the sale of a 12-unit multifamily property and $456,000 of insurance proceeds, partially offset by $2.198 million of Hotel capital expenditures and $968,000 of real estate capital expenditures. . Net cash used in financing activities was $3.108 million in fiscal 2026, compared with $4.525 million provided in fiscal 2025. Fiscal 2026 financing cash flows principally reflected $1.201 million of mortgage payments, the $1.834 million repayment of the mortgage associated with the property sold during the year and $73,000 of common stock repurchases. Fiscal 2025 financing cash flows principally reflected the March 2025 Hotel refinancing.

Material Cash Requirements

The Company’s material cash requirements include operating expenses, corporate overhead, interest expense, lender-required reserves, capital expenditures and scheduled debt maturities. During fiscal 2026, Portsmouth incurred approximately $2.198 million of capital expenditures at the Hotel. The Company also incurred approximately $968,000 of capital expenditures related to its non-Hotel real estate properties. The Company expects to fund its ordinary-course requirements primarily through operating cash flows, cash on hand and existing financing arrangements.

Following the removal of the pedestrian bridge in August 2026, Portsmouth expects to incur capital expenditures for the design and construction of permanent improvements to the Hotel’s Kearny Street entrance. The City and its contractor are separately performing restoration work associated with the bridge demolition. Portsmouth has not yet established a reliable estimate of the cost of its permanent entrance improvements, which will depend on the final design, governmental and other approvals, permitting requirements and construction conditions.

Hotel Financing

Portsmouth’s $67.0 million senior mortgage loan and $36.3 million mezzanine loan mature on April 9, 2027 and provide for three one-year extension options, subject to specified conditions. As of June 30, 2026, Portsmouth was in compliance with all applicable covenants under the loan agreements. The first extension through April 9, 2028 requires, among other conditions, a Debt Service Coverage Ratio (“DSCR”) of at least 1.10:1.00, and no Debt Yield requirement applies to the first extension. Based on management’s application of the methodology set forth in the senior loan agreement, Portsmouth’s calculated DSCR was approximately 1.45:1.00 as of June 30, 2026. Management currently expects to satisfy the applicable conditions and exercise the first extension through April 9, 2028. If Portsmouth is unable to exercise an extension, it would be required to repay or refinance the loans at maturity.

Cash Management

Hotel cash receipts remain subject to a lender-controlled cash-management arrangement and are applied to approved operating expenses, debt service and required reserves. The arrangement restricts the availability of Hotel cash for other corporate purposes. Release from the cash-management arrangement is subject to conditions specified in the senior loan documents and lender determination. The cash-management arrangement remained in effect as of June 30, 2026; its continued operation does not constitute a default or noncompliance with Portsmouth’s loan covenants.

Intercompany Credit Facility

Portsmouth also has a $40.0 million revolving credit facility with InterGroup, of which $38.108 million was outstanding as of June 30, 2026. In August 2026, the facility’s maturity was extended from July 31, 2027 to July 31, 2029. The related balances and transactions are eliminated in consolidation. Accordingly, the facility provides liquidity to Portsmouth within the consolidated group but does not constitute an external source of liquidity to the Company on a consolidated basis.

Liquidity Outlook

Management believes the Company’s existing liquidity sources and financing arrangements are sufficient to meet its obligations for at least 12 months following issuance of the consolidated financial statements. The Company’s liquidity remains subject to Hotel and real estate operating performance, interest rates, capital requirements, debt-extension conditions and the availability of refinancing. See Item 1A, “Risk Factors,” and Notes 2, 10 and 16 to the Consolidated Financial Statements.

IMPACT OF INFLATION

Inflation may affect the Company’s operating results through increases in labor and employee benefit costs, utilities, food and beverage costs, insurance, repairs and maintenance, supplies, real estate taxes and other Hotel and real estate operating expenses. Because Hotel room rates are generally established for relatively short periods, room rates can be adjusted in response to changes in market conditions and operating costs; however, the Company’s ability to increase room rates is subject to demand, competition and other market conditions.

The Company’s residential rental properties generally have leases of one year or less, which may provide opportunities to adjust rental rates as leases expire or renew. However, the Company’s ability to increase rents at certain properties is limited by applicable state and local rent stabilization and tenant-protection laws. Continued inflationary pressure could increase the Company’s operating and capital costs and, to the extent those increases cannot be offset by higher room rates, rental rates, occupancy or other revenue growth, could adversely affect operating margins and cash flows.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Critical accounting estimates involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on the Company’s financial condition or results of operations. Management believes the estimates discussed below involve the most significant judgments and estimation uncertainty affecting the consolidated financial statements.

DEFERRED INCOME TAXES – VALUATION ALLOWANCE

We assess the realizability of our deferred tax assets quarterly and recognize a valuation allowance when, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment requires significant judgment, including consideration of recent operating results and cumulative pre-tax income or losses, expected future taxable income, the timing of reversals of temporary differences and other available evidence. Objective evidence, including recent cumulative pre-tax results, is generally given greater weight than subjective forecasts of future taxable income. Changes in operating results, objectively verifiable evidence of sustained future profitability, the timing of reversals of temporary differences, changes in tax laws or other relevant evidence could cause management to change its assessment in future periods, which could have a material effect on income tax expense or benefit.

IMPAIRMENT OF HOTEL ASSETS

We review our Hotel property and equipment for impairment whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. When such indicators are present, we evaluate recoverability by comparing the carrying amount of the applicable asset or asset group to the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset or asset group.

We use significant judgment to determine whether indicators of impairment exist and consider the Hotel’s operating performance and prospects, hospitality industry and San Francisco market conditions, the Hotel’s location, and property-specific information available at the time of the assessment. When an impairment indicator exists, significant judgment is also required in developing the assumptions and estimates used in the recoverability analysis and, if necessary, in estimating fair value. These assumptions may include, as applicable, projected occupancy, average daily room rates, Hotel revenues and operating expenses, capital expenditures, market conditions and other factors affecting expected future cash flows. Fair value may be estimated using discounted cash flow, replacement cost or market comparison analyses, as appropriate.

As of June 30, 2026, the carrying amount of the Company’s Investment in Hotel, net was approximately $38.0 million. Changes in economic or operating conditions or in the assumptions and estimates used in our analysis could result in impairments charge in future periods. Because these estimates are based on assumptions about future operating performance and market conditions, actual results could differ materially from those assumptions. There were no indicators of impairment of the Hotel assets, and no impairment losses were recorded for the years ended June 30, 2026 and 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this Item pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Intergroup Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Intergroup Corporation and subsidiaries (the “Company”) as of June 30, 2026, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2026.

Dallas, Texas

September 28, 2026

PCAOB ID Number 726

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The InterGroup Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The InterGroup Corporation and its subsidiaries (the “Company”) as of June 30, 2025, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We served as the Company’s auditor from 2022 through March 2026.

East Brunswick, NJ

September 29, 2025

PCAOB ID Number 100

THE INTERGROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30,	2026	2025

ASSETS
Investment in Hotel, net	$37,977,000	$39,519,000
Investment in real estate, net	42,835,000	45,253,000
Investment in marketable securities	4,394,000	969,000
Cash and cash equivalents	6,356,000	5,084,000
Restricted cash	10,943,000	10,058,000
Other assets	2,113,000	2,189,000
Assets held for sale	-	1,029,000
Total assets	$104,618,000	$104,101,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable and other liabilities	$3,254,000	$3,292,000
Accounts payable and other liabilities – Hotel	13,001,000	12,672,000
Due to securities broker	427,000	-
Obligations for securities sold	272,000	-
Other notes payable	1,413,000	1,979,000
Deferred tax liability	7,017,000	5,348,000
Mortgage and mezzanine notes payable - Hotel	102,535,000	101,519,000
Mortgage notes payable – real estate	90,696,000	93,595,000
Total liabilities	218,615,000	218,405,000

Commitments and contingencies - Note 17

Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 4,000,000 shares authorized; 3,459,888 and 3,459,888 issued; 2,148,812 and 2,154,405 outstanding as of June 30, 2026 and 2025, respectively	38,000	38,000
Additional paid-in capital	3,658,000	3,614,000
Accumulated deficit	(66,337,000)	(67,980,000)
Treasury stock, at cost, 1,311,076 and 1,305,483 shares as of June 30, 2026 and 2025, respectively	(21,860,000)	(21,787,000)
Total InterGroup shareholders’ deficit	(84,501,000)	(86,115,000)
Non-controlling interest	(29,496,000)	(28,189,000)
Total shareholders’ deficit	(113,997,000)	(114,304,000)
Total liabilities and shareholders’ deficit	$104,618,000	$104,101,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30,	2026	2025
Revenues:
Hotel	$55,797,000	$46,363,000
Real estate	18,154,000	18,015,000
Total revenues	73,951,000	64,378,000
Costs and operating expenses:
Hotel operating expenses	(43,273,000)	(37,631,000)
Real estate operating expenses	(9,301,000)	(9,550,000)
Depreciation and amortization expense	(6,793,000)	(6,624,000)
General and administrative expense	(2,718,000)	(2,930,000)

Total costs and operating expenses	(62,085,000)	(56,735,000)

Income from operations	11,866,000	7,643,000

Other (expense) income:
Interest expense – mortgages and mezzanine	(12,666,000)	(13,556,000)
Net realized gain (loss) on marketable securities	167,000	(329,000)
Net unrealized gain (loss) on marketable securities	786,000	(1,018,000)
Gain from insurance claims	124,000	-
Gain from sale of real estate	3,508,000	-
Gain on debt extinguishment	-	1,416,000
Dividend and interest income	30,000	161,000
Trading and margin interest expense	(1,196,000)	(1,316,000)
Net other expense	(9,247,000)	(14,642,000)
Income (loss) before income taxes	2,619,000	(6,999,000)
Income tax expense	(2,283,000)	(548,000)
Net income (loss)	336,000	(7,547,000)
Less: Net loss attributable to the noncontrolling interest	1,307,000	2,199,000
Net income (loss) attributable to InterGroup	$1,643,000	$(5,348,000)

Net income (loss) per share
Basic	$0.16	$(3.49)
Diluted	0.15	$N/A
Net income (loss) per share attributable to InterGroup
Basic	$0.77	$(2.47)
Diluted	0.71	$N/A

Weighted average number of common shares outstanding	2,149,399	2,162,153
Weighted average number of diluted shares outstanding	2,312,594	N/A

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Treasury	InterGroup Shareholders’	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit	Interest	Deficit

Balance at July 1, 2024	3,459,888	$38,000	$3,648,000	$(62,632,000)	$(21,393,000)	$(80,339,000)	$(26,128,000)	$(106,467,000)

Net Loss	-	-	-	(5,348,000)	-	(5,348,000)	(2,199,000)	(7,547,000)

Stock options expense	-	-	105,000	-	-	105,000	-	105,000

Investment in Portsmouth	-	-	(139,000)	-	-	(139,000)	138,000	(1,000)

Purchase of treasury stock	-	-	-	-	(394,000)	(394,000)	-	(394,000)

Balance at June 30, 2025	3,459,888	$38,000	$3,614,000	$(67,980,000)	$(21,787,000)	$(86,115,000)	$(28,189,000)	$(114,304,000)

Net Income (loss)	-	-	-	1,643,000	-	1,643,000	(1,307,000)	336,000

Stock options expense	-	-	44,000	-	-	44,000	-	44,000

Purchase of treasury stock	-	-	-	-	(73,000)	(73,000)	-	(73,000)

Balance at June 30, 2026	3,459,888	$38,000	$3,658,000	$(66,337,000)	$(21,860,000)	$(84,501,000)	$(29,496,000)	$(113,997,000)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30,	2026	2025
Cash flows from operating activities:
Net income (loss)	$336,000	$(7,547,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized (gain) loss on marketable securities	(786,000)	1,018,000
Deferred taxes	1,669,000	624,000
Gain on insurance recovery	(124,000)	-
Gain from sale of real estate	(3,508,000)	-
Gain on extinguishment of debt	-	(1,416,000)
Depreciation and amortization	6,793,000	6,624,000
Amortization of loan cost	1,152,000	1,239,000
Amortization of other notes payable	(566,000)	(409,000)
Stock compensation expense	44,000	105,000
Changes in assets and liabilities:
Investment in marketable securities	(2,639,000)	5,467,000
Other assets	287,000	1,018,000
Accounts payable and other liabilities	(236,000)	(973,000)
Accounts payable and other liabilities – Hotel	329,000	331,000
Due to securities broker	427,000	-
Obligations for securities sold	272,000	(188,000)
Net cash provided by operating activities	3,450,000	5,893,000

Cash flows from investing activities:
Capital expenditures for property and equipment - Hotel	(2,198,000)	(2,252,000)
Capital expenditures for property and equipment - real estate	(968,000)	(1,739,000)
Proceeds from sale of real estate, net	4,472,000	-
Investment in Portsmouth	-	(1,000)
Insurance proceeds for property damage claims	456,000	75,000
Net cash provided by (used in) investing activities	1,762,000	(3,917,000)

Cash flows from financing activities:
Issuance costs from Hotel refinance	-	(2,106,000)
Payments of mortgage	(1,201,000)	(81,575,000)
Payoff mortgage indebtedness	(1,834,000)	-
Proceeds from mortgage, mezzanine and other notes payable	-	88,600,000
Purchase of treasury stock	(73,000)	(394,000)
Net cash (used in) provided by financing activities	(3,108,000)	4,525,000

Net increase in cash, cash equivalents and restricted cash:	2,104,000	6,501,000
Cash, cash equivalents and restricted cash at the beginning of the year	15,195,000	8,694,000
Cash, cash equivalents and restricted cash at the end of the year	$17,299,000	$15,195,000
Supplemental information:
Federal income taxes paid	$144,000	$20,000
State income taxes paid	$248,000	$122,000
Interest paid	$9,650,000	$12,366,000

Cash, cash equivalents, and restricted cash presented in the consolidated statements of cash flows consist of the following:

As of June 30,	2026	2025
Cash and cash equivalents	$6,356,000	$5,084,000
Restricted cash	10,943,000	10,058,000
Cash included in assets held for sale	-	8,000
Restricted cash included in assets held for sale	-	45,000
Total cash, cash equivalents, and restricted cash	$17,299,000	$15,195,000

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERGROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Description of the Business

The InterGroup Corporation, a Delaware corporation (“InterGroup” or the “Company”), was formed to buy, develop, operate and dispose of real property and to engage in various investment activities for the benefit of the Company and its shareholders.

Portsmouth owns and operates the Hilton San Francisco Financial District, a 558-room full-service hotel located at 750 Kearny Street in San Francisco, California, together with a five-level underground parking garage (collectively, the “Hotel”). Effective September 30, 2025, the Hotel’s available room inventory increased from 544 to 558 rooms following the conversion of 14 former administrative office spaces into guestrooms.

Justice Operating Company, LLC (“Operating”) an indirectly wholly owned subsidiary of Portsmouth, owns the Hotel. The Hotel operates under a franchise agreement with HLT Franchise Holding LLC (“Hilton”) through January 31, 2030.

In addition to the operations of the Hotel, the Company generates income from the ownership of real estate and investments in marketable securities. The Company’s real estate holdings include apartment complexes, commercial real estate and three single-family houses held as strategic investments. The properties are located throughout the United States, but are concentrated in Texas and Southern California. The Company also owns unimproved real property in Maui, Hawaii. All of the Company’s residential rental properties are managed in-house.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including Portsmouth and Portsmouth’s subsidiaries. The Company owns approximately 75.9% of Portsmouth’s outstanding common stock, and the portion of Portsmouth’s net assets and results of operations not attributable to InterGroup is presented as noncontrolling interest. All significant intercompany transactions and balances have been eliminated. The Company evaluates its interests in other entities to determine whether such entities are variable interest entities (“VIEs”) and consolidates any VIEs for which the Company is the primary beneficiary pursuant to ASC 810, Consolidation.

Investment in Hotel, Net

Property and equipment are stated at cost. Building and improvements are depreciated on a straight-line basis over their useful lives ranging from 15 to 39 years. Furniture, fixtures, and equipment are depreciated on a straight-line basis over their useful lives ranging from 3 to 7 years.

Repairs and maintenance are charged to expense as incurred. Costs of significant renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost of assets sold or retired, and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is included in other income (expense).

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is evaluated by comparing the carrying amount of the asset or asset group with the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value. No impairment losses were recorded for the years ended June 30, 2026 and 2025.

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

The Company also reviews its rental property assets for impairment. No impairment losses on the investment in real estate have been recorded for the years ended June 30, 2026 and 2025.

The cost of acquired real estate is allocated to land, buildings and improvements and other tangible assets, as applicable, and depreciable assets are depreciated on a straight-line basis over their estimated useful lives.

Investment in Marketable Securities

Marketable equity securities are measured at fair value based on quoted market prices, with changes in fair value recognized in earnings.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of amounts held in lender-controlled accounts for real estate taxes, insurance, capital expenditures and other reserves required under the Company’s Hotel and other real estate financing arrangements.

Other Assets

Other assets include prepaid insurance, accounts receivable, prepaid expenses, and other miscellaneous assets.

Accounts receivable from the Hotel and rental property customers are stated at amounts expected to be collected, net of an allowance for credit losses measured under ASC 326 using historical loss experience, current conditions and reasonable and supportable forecasts. Receivables deemed uncollectible are written off against the allowance.

The Company extends unsecured credit to its customers but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. Collection experience may be affected by local tenant-protection measures and economic conditions in the markets in which we operate.

Due to Securities Broker

The Company may utilize margin for its marketable securities purchases through the use of standard margin agreements with national brokerage firms. Various securities brokers have advanced funds to the Company for the purchase of marketable securities under standard margin agreements. These advanced funds are recorded as a liability and are collateralized by the related marketable securities; related interest is recognized in trading and margin interest expense.

Obligation for Securities Sold

Obligations for securities sold short and written options are recognized as liabilities and measured at fair value with changes in fair value recognized in earnings. Short positions may be covered with current holdings or subsequent purchases.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities include trade payables, advanced customer deposits, accrued wages, accrued real estate taxes, and other liabilities.

Treasury Stock

The Company records the acquisition of treasury stock under the cost method. During the years ended June 30, 2026 and 2025, the Company purchased 5,593 and 24,550 shares of treasury stock, respectively.

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

Assets meeting the held-for-sale criteria are presented separately in the consolidated balance sheets. A disposal is reported within discontinued operations only when it represents a strategic shift that has or will have a major effect on the Company’s operations or financial results; otherwise, the results of the property remain within continuing operations.

Interest Rate Cap

The Company accounts for interest rate cap agreements as derivative instruments recognized in the consolidated balance sheets at fair value and remeasured at each reporting date.

All changes in fair value are recognized in earnings within other income (expense). The Company is required, pursuant to certain debt agreements, to maintain interest rate caps for specified periods or replace them upon expiration.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (Hotel and ancillary services) and ASC 842, Leases (real estate leasing).

Hotel revenue consists primarily of room, food and beverage, parking and other ancillary revenue. Room revenue is recognized over the period rooms are occupied, and food and beverage, parking and other ancillary revenue is recognized when the related goods or services are provided. For arrangements containing multiple performance obligations, the transaction price is allocated to each performance obligation based on relative standalone selling prices.

Amounts received in advance are recorded as contract liabilities and recognized as revenue as the related performance obligations are satisfied. The Company does not disclose remaining performance obligations for contracts with an original expected duration of one year or less. See Note 3 – Revenue.

Rental income from the Company’s residential and commercial properties is recognized on a straight-line basis over the applicable lease term. Residential leases generally do not extend beyond one year. Variable consideration, including fees and reimbursements, is recognized as earned.

Advertising Costs

Advertising costs are expensed as incurred and are included in Hotel operating expenses in the consolidated statements of operations. Advertising costs were $164,000 and $263,000 for the years ended June 30, 2026 and 2025, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and for tax carryforwards, using enacted tax rates expected to apply when the differences reverse. A valuation allowance is recognized when, based on available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes the tax benefit of an uncertain tax position only when it is more likely than not, based on its technical merits, that the position will be sustained upon examination. The recognized tax benefit is measured as the largest amount that is greater than 50% likely to be realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. See Note 13 – Income Taxes.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions.

Earnings Per Share

Basic net income (loss) per share attributable to InterGroup is computed by dividing net income (loss) attributable to InterGroup by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if outstanding stock options or other potentially dilutive securities were exercised or converted into common stock. Stock options are included in diluted earnings per share using the treasury stock method when their effect is dilutive and are excluded when their effect is antidilutive.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Actual results may differ from those estimates.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability and are amortized over the life of the debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

Recently Issued and Adopted Accounting Pronouncements

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective July 1, 2025. The adoption did not affect the Company’s consolidated financial position, results of operations or cash flows and resulted in expanded income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently clarified by ASU 2025-01. The amendments require additional disaggregation of certain expense captions and are effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact on its disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient for estimating expected credit losses on certain current accounts receivable and contract assets and are effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods. Accordingly, the guidance is effective for the Company beginning July 1, 2026. The Company is evaluating the impact of the guidance.

Other recently issued accounting pronouncements are not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 – LIQUIDITY

The Company’s principal sources of liquidity are cash on hand, cash flows generated from its real estate and Hotel operations, marketable securities and property-level financing. As of June 30, 2026, the Company had cash and cash equivalents of $6.356 million, restricted cash of $10.943 million and marketable securities with a fair value of $4.394 million. The Company also had $427,000 due to a securities broker and $272,000 of obligations for securities sold, which are presented separately as liabilities in the consolidated balance sheet. The Company generated $3.450 million of net cash from operating activities during fiscal 2026.

Restricted cash primarily consists of amounts maintained in lender-controlled accounts for operating expenses, debt service and required reserves and is not generally available for unrestricted corporate purposes.

Senior Mortgage and Mezzanine Financing

Portsmouth’s $67.0 million senior mortgage loan and $36.3 million mezzanine loan have an initial maturity date of April 9, 2027 and provide for three one-year extension options, subject to specified conditions. As of June 30, 2026, Portsmouth was in compliance with all applicable loan covenants.

For the first one-year extension through April 9, 2028, the senior mortgage loan requires, among other conditions, a Debt Service Coverage Ratio (“DSCR”) of at least 1.10:1.00, measured as provided in the loan agreement. Based on management’s application of the methodology set forth in the loan agreement, Portsmouth’s calculated DSCR was approximately 1.45:1.00 as of June 30, 2026, compared with the 1.10:1.00 requirement applicable to the first extension. Because DSCR is ultimately determined by the lender under the loan agreement, the lender’s calculation may differ from management’s calculation. If the required DSCR is not satisfied at the applicable measurement date, the loan agreement permits Portsmouth, subject to its terms, to deposit additional funds into the lender-controlled Carry Reserve in an amount sufficient to satisfy the DSCR condition.

No Debt Yield requirement applies to the first extension. The first extension also requires, among other conditions, the absence of specified defaults or events of default, extension or replacement of the required interest-rate protection and a corresponding extension of the mezzanine loan. Management currently expects to satisfy the applicable conditions and exercise the first one-year extension option through April 9, 2028.

The Company expects to fund its ordinary-course operating expenses, debt service, required reserves and capital expenditures through existing cash, operating cash flows and available financing arrangements. The Company’s liquidity remains subject to Hotel and real estate operating performance, interest rates, capital requirements, debt-extension conditions and the availability of refinancing.

Related Party Financing

The Company provides Portsmouth with an unsecured revolving credit facility with total borrowing capacity of $40.0 million. The facility bears interest at 9% per annum, is prepayable without penalty, and requires payment of principal and accrued interest at maturity. As of June 30, 2026, $38.108 million was outstanding, and Portsmouth had $1.892 million of remaining borrowing capacity. Portsmouth made no additional borrowings under the facility during fiscal 2026, following the March 28, 2025 refinancing.

In August 2026, the Company and Portsmouth amended the facility to extend its maturity date from July 31, 2027 to July 31, 2029. All other material terms remained unchanged. The related balances and transactions are eliminated in consolidation. Accordingly, the facility provides liquidity to Portsmouth within the consolidated group but does not constitute an external source of liquidity to the Company on a consolidated basis.

Cash Management and Distribution Restrictions (Hotel Subsidiary)

Under Portsmouth’s March 28, 2025 senior mortgage loan, Hotel cash receipts are deposited into lender-controlled accounts pursuant to a cash-management arrangement. The cash-management arrangement is separate from Portsmouth’s compliance with its loan covenants and from the conditions applicable to the first extension. Release from the cash-management arrangement requires, among other conditions, the lender to determine that the Hotel has achieved a Debt Yield of at least 11% and a DSCR of at least 1.10:1.00 for two consecutive applicable calculation dates.

Based on management’s application of the methodology set forth in the loan agreement, the Hotel’s calculated trailing-twelve-month DSCR and Debt Yield were approximately 1.45:1.00 and 13.9%, respectively, as of June 30, 2026. Although these calculations exceeded the applicable financial thresholds, satisfaction of the release conditions is determined by the lender, and the lender had not confirmed that the applicable release conditions had been satisfied as of June 30, 2026. Accordingly, the cash-management arrangement remained in effect. The continued operation of the cash-management arrangement does not constitute a default or noncompliance with Portsmouth’s loan covenants. Funds in the cash-management arrangement are applied to operating expenses, debt service, lender-required reserves and other amounts in accordance with the applicable loan documents.

Liquidity Outlook

Management expects to meet the Company’s liquidity requirements through cash on hand, operating cash flows and its existing financing arrangements. As of June 30, 2026, Portsmouth was in compliance with all applicable covenants under its senior mortgage and mezzanine loan agreements, management’s calculated DSCR of approximately 1.45:1.00 exceeded the 1.10:1.00 requirement applicable to the first extension, and management expects to exercise the first one-year extension option.

Management believes the Company’s existing liquidity sources and financing arrangements are sufficient to meet its obligations for at least twelve months following issuance of these consolidated financial statements.

The Hotel debt and cash-management/lockbox reside at Portsmouth’s subsidiaries; while these provisions may limit distributions upstream to InterGroup while in effect, they do not impose liens on InterGroup’s non-Hotel properties. Portsmouth and InterGroup have provided limited guaranties of specified obligations under the Hotel’s senior mortgage and mezzanine financing, including customary non-recourse carve-outs, specified performance obligations and certain springing-recourse events. See Note 10 – Mortgage and Mezzanine Loans.

NOTE 3 – REVENUE

The following table presents the Company’s revenue disaggregated by major revenue streams:

As of June 30,	2026	2025
Hotel rooms	$48,396,000	$39,648,000
Food and beverage	3,164,000	2,862,000
Parking	3,307,000	3,214,000
Other operating departments	930,000	639,000
Total Hotel revenue	55,797,000	46,363,000
Real estate revenue	18,154,000	18,015,000
Total revenues	$73,951,000	$64,378,000

Real estate revenue consists primarily of rental income from the Company’s multifamily and commercial properties and other property-related income.

Contract Assets and Liabilities

The Company had no material contract assets as of June 30, 2026 or 2025. Trade and other receivables arising from contracts with customers are presented separately in the consolidated balance sheets, net of the applicable allowance for credit losses.

Portsmouth records contract liabilities when cash payments are received or due in advance of guests staying at our hotel, which are presented within Accounts payable and other liabilities-Hotel on our consolidated balance sheets had an opening balance on July 1, 2025 of $505,000. As of June 30, 2026 contract liabilities were $472,000. The advance deposits received from customers for services to be performed after June 30, 2026.

Contract liabilities were $505,000 as of June 30, 2025 compared to $370,000 as of June 30, 2024. The increase for the twelve months ended June 30, 2025 was primarily driven by an increase in advance deposits received from customers for services to be performed after June 30, 2025. Contract liabilities are generally recognized as revenue within twelve months. The Company does not disclose the amount of remaining performance obligations for contracts with an original expected duration of one year or less.

Contract Costs

The Company applies the practical expedient that permits incremental costs of obtaining a contract to be expensed as incurred when the amortization period that otherwise would have applied is one year or less. Travel-agent and group booking commissions related to completed stays are expensed as incurred.

NOTE 4 – INVESTMENT IN HOTEL, NET

Investment in Hotel, net, consisted of the following:

		Accumulated
June 30, 2026	Cost	Depreciation and Amortization	Net Book Value

Land	$2,738,000	$-	$2,738,000
Finance lease right-of-use assets	1,805,000	(1,777,000)	28,000
Furniture and equipment	41,431,000	(35,142,000)	6,289,000
Building and improvements	70,490,000	(41,568,000)	28,922,000
Investment in Hotel, net	$116,464,000	$(78,487,000)	$37,977,000

		Accumulated
June 30, 2025	Cost	Depreciation and Amortization	Net Book Value

Land	$2,738,000	$-	$2,738,000
Finance lease right-of-use assets	1,805,000	(1,665,000)	140,000
Furniture and equipment	41,195,000	(33,248,000)	7,947,000
Building and improvements	68,527,000	(39,833,000)	28,694,000
Investment in Hotel, net	$114,265,000	$(74,746,000)	$39,519,000

Furniture and equipment are depreciated on a straight-line basis over estimated useful lives ranging from 3 to 7 years. Building and improvements are depreciated on a straight-line basis over estimated useful lives ranging from 15 to 39 years. Finance lease right-of-use assets are amortized over the applicable lease term. Depreciation and amortization expense related to Hotel assets was $3,741,000 and $3,634,000 for the years ended June 30, 2026 and 2025, respectively.

Note 4 reports Hotel depreciation and amortization of $3.741 million, while Note 14 – Segment Information reports $3.740 million. The $1,000 difference is due solely to rounding and does not represent an underlying accounting difference.

NOTE 5 - INVESTMENT IN REAL ESTATE, NET

At June 30, 2026, the Company’s investment in real estate consisted of twenty real estate holdings, consisting of nineteen operating properties located throughout the United States and approximately two acres of unimproved land in Maui, Hawaii. The operating properties include fifteen apartment complexes, three single-family houses and one commercial real estate property. The operating properties are held for use. See Note 10 for mortgage information and Note 1 for depreciation policies and impairment considerations.

Investment in real estate included the following:

As of June 30,	2026	2025
Land	$22,293,000	$22,293,000
Buildings, improvements and equipment	76,807,000	76,176,000
Accumulated depreciation	(58,198,000)	(55,146,000)
	40,902,000	43,323,000
Land held for development (a)	1,933,000	1,930,000
Investment in real estate, net	$42,835,000	$45,253,000

(a)	Represents approximately the two-acre parcel in Kihei, Maui, Hawaii (carried at cost, including capitalized amounts).

Additions reflect capital improvements to the Company’s multifamily and commercial properties during the year. Depreciation expense reflects the change in accumulated depreciation for the period (from $55,146,000 to $58,198,000).

On February 24, 2025, the Company entered into a listing agreement to sell a 12-unit multifamily property located in Los Angeles County, California, and active marketing commenced in April 2025. The property met the criteria for classification as held for sale as of June 30, 2025 and was therefore excluded from Investment in real estate, net and presented separately as Assets held for sale in the June 30, 2025 consolidated balance sheet. The property was sold in December 2025 for $4.85 million, and the Company recognized a gain on sale of $3.508 million during the year ended June 30, 2026. See Note 18 – Disposition of Real Estate.

NOTE 6 - INVESTMENT IN MARKETABLE SECURITIES

As of June 30, 2026 and 2025, the Company’s marketable securities consisted of corporate equity securities. The Company may from time to time also invest in marketable debt securities and other income-producing securities.

Marketable equity securities are accounted for under ASC 321 and measured at fair value with changes in fair value recognized in earnings. Marketable debt securities, if held, are classified as trading securities under ASC 320 and measured at fair value with changes in fair value recognized in earnings. The following table summarizes cost and fair value information for marketable securities:

		Gross	Gross	Net
Investment	Cost	Unrealized Gain	Unrealized Loss	Unrealized Gain	Fair Value
As of June 30, 2026
Corporate Equities	$3,419,000	$1,018,000	$(43,000)	$975,000	$4,394,000

As of June 30, 2025
Corporate Equities	$790,000	$180,000	$(1,000)	$179,000	$969,000

Net gain (loss) on marketable securities in the consolidated statements of operations comprises realized and unrealized components, as follows:

For the year ended June 30,	2026	2025
Realized gain (loss) on marketable securities	$167,000	$(329,000)
Unrealized gain (loss) on marketable securities	786,000	(1,018,000)
Net gain (loss) on marketable securities	$953,000	$(1,347,000)

As of June 30, 2026, two individual equity securities collectively represented approximately 43% of the fair value of the Company’s marketable equity securities portfolio.

NOTE 7 - FAIR VALUE MEASUREMENTS

Fair value measurements are classified within a three-level hierarchy based on the observability of the inputs used. Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable inputs other than Level 1 quoted prices; and Level 3 inputs are significant unobservable inputs.

Assets measured at fair value on a recurring basis consisted of the following:

June 30, 2026	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$4,394,000	$4,394,000	$-	$-
Interest rate cap	23,000	-	23,000	-
Total assets	$4,417,000	$4,394,000	$23,000	-
Liabilities:				-
Obligations for securities sold	272,000	272,000	-	-
Total liabilities	$272,000	$272,000	$-	$-

June 30, 2025	Total Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$969,000	$969,000	$-	$-
Interest rate cap	52,000	-	52,000	-
Total assets	$1,021,000	$969,000	$52,000	$-

Marketable equity securities and obligations for securities sold are classified within Level 1 because their fair values are based on quoted prices in active markets for identical securities. See Note 6 – Investment in Marketable Securities.

The interest rate cap is classified within Level 2 because its fair value is determined using observable market inputs, including forward Term SOFR curves and implied volatility assumptions obtained from a third-party pricing service. The interest rate cap is not designated as a hedging instrument, and changes in its fair value are recognized in earnings. The interest rate cap had a notional amount of $67,000,000 as of June 30, 2026 and 2025 and is included in other assets in the consolidated balance sheets. See Note 10 – Mortgage and Mezzanine Loans.

There were no transfers between Levels 1, 2 and 3 during the periods presented, and there were no material changes in the Company’s fair value measurement methodologies.

NOTE 8 – OTHER ASSETS

Other assets consist of the following as of June 30:

	2026	2025
Accounts receivable, net	$490,000	$525,000
Prepaid expenses	702,000	874,000
Miscellaneous assets	921,000	741,000
Prepaid taxes	-	49,000
Total other assets	$2,113,000	$2,189,000

Accounts receivable from the Hotel and rental property customers are carried at cost less allowance for credit losses measured under ASC 326 (CECL) using historical loss experience, current conditions, and reasonable and supportable forecasts. As of June 30, 2026, and 2025, the accounts receivable was $993,000 and $1,297,000, respectively, with related allowance of $503,000 and $772,000 at June 30, 2026 and 2025, respectively.

NOTE 9 – OTHER FINANCING TRANSACTIONS

The following summarizes the balances of other notes payable as of June 30, 2026 and 2025, respectively.

As of June 30,	2026	2025

Note payable – Hilton	$1,267,000	$1,583,000
Note payable – Aimbridge	146,000	396,000
Total other notes payable	$1,413,000	$1,979,000

Hilton Development Incentive Note

The note payable to Hilton represents an interest-free development incentive note that is reduced by approximately $317,000 annually through 2030, subject to the Hotel remaining a Hilton franchisee. The outstanding balance was $1,267,000 and $1,583,000 as of June 30, 2026 and 2025, respectively.

Aimbridge Key Money

Operating received a $2,000,000 key-money contribution from Aimbridge under the Hotel management arrangement. The contribution is amortized in equal monthly amounts over an eight-year period beginning on the second anniversary of Aimbridge’s commencement of management services and is recognized as a reduction of Hotel operating expenses. The unamortized balance was $146,000 and $396,000 as of June 30, 2026 and 2025, respectively, and is included in other notes payable in the consolidated balance sheets. See Note 11 – Management Agreements.

Contractual Maturities and Scheduled Reductions

Contractual maturities and scheduled reductions of other notes payable as of June 30, 2026 were as follows:

For the year ending June 30,
2027	$463,000
2028	317,000
2029	317,000
2030	316,000
2031	-
Thereafter	-
$1,413,000

NOTE 10 – MORTGAGE AND MEZZANINE LOANS

The Hotel senior mortgage and mezzanine loans are obligations of Portsmouth Square, Inc. (“Portsmouth”) subsidiaries Justice Operating Company, LLC (“Operating”) and Justice Mezzanine Company, LLC (“Mezzanine”), respectively. These loans are secured at the Hotel-subsidiary level and are generally non-recourse to InterGroup except for obligations covered by the guaranties described below. InterGroup’s non-Hotel real estate mortgages are obligations of InterGroup or its property-owning subsidiaries and are described separately below.

Obligor and recourse overview (as of and for the periods presented):

Facility	Primary obligor	Collateral	Recourse to InterGroup
Hilton San Francisco Financial District – senior mortgage	Justice Operating Company, LLC (Portsmouth subsidiary)	Hotel and related assets	Limited guaranty by Portsmouth and InterGroup (see “Limited Guaranties” below)

Hilton San Francisco Financial District – mezzanine	Justice Mezzanine Company, LLC (Portsmouth subsidiary)	Equity interests in Operating	Limited guaranty by Portsmouth and InterGroup (see “Limited Guaranties” below)

InterGroup non-hotel property mortgages (e.g., Florence, KY; St. Louis, MO; Las Colinas, TX)	InterGroup or its property-owning subsidiaries (non-Portsmouth)	Related multifamily/commercial properties	Obligations of InterGroup (parent-level real estate portfolio)

Current Senior Mortgage and Mezzanine Loans

On March 28, 2025, Justice Operating Company, LLC (“Operating”) entered into a $67,000,000 senior mortgage loan with Prime Finance Short Duration Holding Company 9, LLC (“Prime”), and Justice Mezzanine Company, LLC (“Mezzanine”) amended and restated its mezzanine loan with CRED REIT Holdco LLC in the principal amount of $36,300,000. The prior senior mortgage loan was repaid in full in connection with the refinancing.

The senior mortgage loan bears interest at a floating rate equal to the greater of 7.65% or Term SOFR plus 4.75% and is interest-only through its initial maturity date of April 9, 2027. The loan is secured by the Hotel. Operating is required to maintain interest-rate protection that currently caps Term SOFR at 4.50%. See Note 7 – Fair Value Measurements.

The mezzanine loan bears interest at a fixed rate of 7.25% through March 28, 2027 and 11.25% beginning March 29, 2027. It has an initial maturity date of April 9, 2027 and is secured by Mezzanine’s ownership interests in the entity that directly or indirectly owns Operating.

Extension Options

The senior mortgage and mezzanine loan agreements provide for three one-year extension options through April 9, 2028, April 9, 2029 and April 9, 2030, subject to satisfaction of specified conditions. Notice of an extension must generally be provided not less than 30 days and not more than 90 days before the then-scheduled maturity date.

For the first extension through April 9, 2028, the senior mortgage loan requires, among other conditions, a Debt Service Coverage Ratio (“DSCR”) of at least 1.10:1.00, calculated as of the last day of the calendar month immediately preceding the initial maturity date. The loan agreement expressly provides that no Debt Yield requirement applies to the first extension.

If DSCR is below 1.10:1.00 at the applicable first-extension measurement date, Operating may satisfy the DSCR condition by depositing additional funds into the lender-controlled Carry Reserve in an amount sufficient to achieve a pro forma DSCR of at least 1.10:1.00, provided the other extension conditions are satisfied or waived.

The second and third senior-loan extensions are subject to Debt Yield requirements of 13% and 14% and DSCR requirements of 1.40:1.00 and 1.50:1.00, respectively, together with the other conditions specified in the loan agreement. The mezzanine loan contains corresponding extension provisions, including the requirement that the senior mortgage loan be extended.

As of June 30, 2026, the Portsmouth and its applicable subsidiaries were in compliance with all applicable covenants under the senior mortgage and mezzanine loan agreements. Based on management’s application of the methodology set forth in the senior loan agreement, the Hotel’s calculated DSCR was approximately 1.45:1.00 as of June 30, 2026, compared with the 1.10:1.00 requirement applicable to the first extension. Management currently expects Portsmouth to exercise the first extension option. See Note 2 – Liquidity.

Cash Management Arrangement

Under the March 28, 2025, senior mortgage loan, Hotel cash receipts are deposited into lender-controlled accounts pursuant to a cash-management arrangement.

Release from the cash-management arrangement requires, among other conditions, Prime’s determination that the Hotel has achieved a Debt Yield of at least 11% and a DSCR of at least 1.10:1.00 for two consecutive applicable calculation dates.

Based on management’s application of the loan-agreement methodology, the Hotel’s calculated trailing-twelve-month DSCR and Debt Yield were approximately 1.45:1.00 and 13.9%, respectively, as of June 30, 2026. However, satisfaction of the cash-management release conditions is determined by Prime, and Prime had not confirmed that the applicable release conditions had been satisfied. Accordingly, the cash-management arrangement remained in effect as of June 30, 2026. The continued operation of the cash-management arrangement does not constitute a default or noncompliance with the Company’s loan covenants.

Funds in the cash-management arrangement are applied to operating expenses, debt service, lender-required reserves and other amounts in accordance with the applicable loan documents.

2025 Debt Extinguishment

The March 2025 amendment and restatement of the mezzanine loan was accounted for as a debt extinguishment under ASC 470-50. In connection with the transaction, CRED REIT Holdco LLC waived a $245,000 deferred forbearance fee and approximately $1,171,000 of accrued default interest. The Company recognized a gain on extinguishment of debt of approximately $1,416,000 during the year ended June 30, 2025.

Limited Guaranties

Under the March 28, 2025, refinancing, all guaranties associated with the prior 2013 senior mortgage and 2019 mezzanine facilities were terminated. The current senior mortgage and amended mezzanine facilities are generally non-recourse, subject to specified recourse liabilities and performance obligations. Portsmouth and InterGroup each provide limited guaranties of specified recourse obligations under the senior mortgage and mezzanine loan documents. The guaranties may become full recourse upon the occurrence of specified springing-recourse events under the applicable loan documents.

InterGroup Real Estate Mortgages (Non-Hotel)

These non-Hotel property mortgages are obligations of InterGroup or its property-owning subsidiaries and are separate from, and not cross-defaulted with, the Hotel-level financing of Portsmouth’s subsidiaries.

The Company’s mortgage and mezzanine loans are secured by the applicable collateral described above. As of June 30, 2026 and 2025, the loans were as follows:

	As of June 30, 2026
	Number	Note	Note	Mortgage	Interest
Property	of Units	Origination Date	Maturity Date	Balance	Rate

SF Hotel	558 rooms	March 2025	April 2027	$67,000,000	Greater of 7.65% or Term SOFR + 4.75%; SOFR capped at 4.50%

SF Hotel	558 rooms	March 2025	April 2027	36,300,000	7.25% through March 28, 2027; 11.25% thereafter

		Mortgage notes payable – Hotel		103,300,000
		Debt issuance costs		(765,000)
		Total mortgage and mezzanine loans – Hotel		$102,535,000

Florence	157	December 2024	January 2035	$9,800,000	5.40%
Las Colinas	358	October 2021	November 2031	28,800,000	2.95%
Las Colinas	358	December 2023	November 2031	4,573,000	7.60%
Morris County	151	April 2020	May 2030	15,962,000	3.17%
St. Louis	264	May 2023	May 2028	4,884,000	8.60%
Los Angeles	4	July 2021	July 2051	1,038,000	3.50%
Los Angeles	2	July 2021	July 2051	629,000	3.50%
Los Angeles	1	June 2021	August 2051	827,000	3.50%
Los Angeles	31	October 2020	November 2030	7,708,000	2.52%
Los Angeles	30	June 2022	July 2052	5,449,000	4.40%
Los Angeles	14	January 2021	February 2031	2,458,000	3.05%
Los Angeles	9	June 2020	July 2030	2,265,000	3.09%
Los Angeles	9	November 2020	December 2030	1,756,000	3.05%
Los Angeles	8	July 2021	July 2051	1,434,000	3.50%
Los Angeles	7	August 2012	September 2042	693,000	3.75%
Los Angeles	4	June 2021	August 2051	1,038,000	3.50%
Los Angeles	1	June 2021	August 2051	499,000	3.50%
Los Angeles	4	July 2021	August 2051	748,000	3.50%
Los Angeles	1	September 2018	October 2048	861,000	3.50%
		Mortgage notes payable – real estate		91,422,000
		Debt issuance costs		(726,000)
		Total mortgage notes payable – real estate		$90,696,000

	As of June 30, 2025
	Number	Note	Note	Mortgage	Interest
Property	of Units	Origination Date	Maturity Date	Balance	Rate

SF Hotel	544 rooms	March 2025	April 2027	$67,000,000	Greater of 7.65% or Term SOFR + 4.75%; SOFR capped at 4.50%

SF Hotel	544 rooms	March 2025	April 2027	36,300,000	7.25% through March 28, 2027; 11.25% thereafter

		Mortgage notes payable – Hotel		103,300,000
		Debt issuance costs		(1,781,000)
		Total mortgage and mezzanine loans – Hotel		$101,519,000

Florence	157	December 2024	January 2035	$9,800,000	5.40%
Las Colinas	358	October 2021	November 2031	28,800,000	2.95%
Las Colinas	358	December 2023	November 2031	4,573,000	7.60%
Morris County	151	April 2020	May 2030	16,392,000	3.17%
St. Louis	264	May 2023	May 2028	4,950,000	8.60%
Los Angeles	4	July 2021	July 2051	1,064,000	3.50%
Los Angeles	2	July 2021	July 2051	644,000	3.50%
Los Angeles	1	June 2021	August 2051	847,000	3.50%
Los Angeles	31	October 2020	November 2030	7,907,000	2.52%
Los Angeles	30	June 2022	July 2052	5,558,000	4.40%
Los Angeles	14	January 2021	February 2031	2,522,000	3.05%
Los Angeles	12	June 2016	June 2026	1,863,000	3.59%
Los Angeles	9	June 2020	July 2030	2,326,000	3.09%
Los Angeles	9	November 2020	December 2030	1,803,000	3.05%
Los Angeles	8	July 2021	July 2051	1,469,000	3.50%
Los Angeles	7	August 2012	September 2042	715,000	3.75%
Los Angeles	4	June 2021	August 2051	1,064,000	3.50%
Los Angeles	1	June 2021	August 2051	511,000	3.50%
Los Angeles	4	July 2021	August 2051	766,000	3.50%
Los Angeles	1	September 2018	October 2048	886,000	3.50%
		Mortgage notes payable – real estate		94,460,000
		Debt issuance costs		(865,000)
		Total mortgage notes payable – real estate		$93,595,000

Contractual Maturities

Contractual maturities as of June 30, 2026 were as follows:

For the year ending June 30,
2027	$104,859,000
2028	6,589,000
2029	1,846,000
2030	16,033,000
2031	13,659,000
Thereafter	51,736,000
$194,722,000

NOTE 11 – MANAGEMENT AGREEMENTS

Hotel Management

Justice Operating Company, LLC (“Operating”) has a hotel management agreement (“HMA”) with Aimbridge Hospitality (“Aimbridge”) to manage the Hotel, including its parking garage. The HMA commenced on February 3, 2017 and has an initial ten-year term ending in February 2027, with up to five successive one-year renewal periods, subject to the terms of the agreement. Aimbridge receives a base management fee equal to 1.70% of total Hotel revenue.

The HMA originally provided for an annual incentive fee based on increases in Gross Operating Profit. In connection with a subsequent amendment to the incentive-fee provisions, the parties established $15,257,301, representing the Hotel’s 2017 EBITDA, as the performance baseline for future incentive-fee eligibility. Future incentive fees, if any, are determined in accordance with the amended HMA.

Base management fees were $944,000 and $783,000 for the years ended June 30, 2026 and 2025, respectively. No incentive fees were incurred in either year. Hotel operating expenses were reduced by key-money amortization of $250,000 each year.

During fiscal 2025, Aimbridge waived $1,030,134 of previously recorded incentive fees related to prior periods, resulting in a corresponding reduction in Hotel operating expenses for the year ended June 30, 2025. The waiver was a nonrecurring item and did not affect fiscal 2026 operating results.

See Note 9 – Other Financing Transactions for information regarding the Aimbridge key-money arrangement and Note 17 – Commitments and Contingencies for additional obligations under the HMA.

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

NOTE 12 – CONCENTRATION OF CREDIT RISK

As of June 30, 2026 and 2025, the Company had accounts receivable related to Hotel customers and tenants of its rental properties. As of June 30, 2026 and 2025, receivables related to Hotel customers were $250,000 and $396,000, respectively. Gross accounts receivable from the Company’s rental properties were $744,000 and $906,000, respectively, with related allowances for credit losses of $503,000 and $772,000, respectively. Credit extended to tenants is generally limited by the duration of the applicable leases, and the Company pursues available remedies when amounts become delinquent.

The Company maintains its cash and cash equivalents and restricted cash with various financial institutions that are monitored regularly for credit quality. At times, these balances may exceed Federal Deposit Insurance Corporation (“FDIC”) or other federally insured limits. Additionally, certain cash and securities are held in brokerage accounts and may exceed Securities Investor Protection Corporation (“SIPC”) protection limits. The Company monitors counterparty creditworthiness, but balances in excess of applicable insurance or protection limits are subject to counterparty credit risk.

NOTE 13 – INCOME TAXES

The provision for the Company’s income tax (expense) benefit is comprised of the following:

For the years ended June 30,	2026	2025

Federal
Current tax benefit (expense)	$(320,000)	$62,000
Deferred tax (expense) benefit	(1,292,000)	(523,000)
	(1,612,000)	(461,000)

State
Current tax benefit (expense)	(296,000)	14,000
Deferred tax expense	(375,000)	(101,000)
	(671,000)	(87,000)

Income tax expense	$(2,283,000)	$(548,000)

The Company adopted ASU 2023-09 prospectively for the year ended June 30, 2026. Accordingly, the enhanced income tax disclosure requirements are presented for fiscal 2026 only.

For the year ended June 30,	2026
Federal	$144,000
State	248,000
Total income taxes paid	$392,000

For the year ended June 30,	2026

State
California	$135,000
New Jersey	74,000
Texas	34,000
Other states	5,000
Total state income taxes paid	$248,000

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes as a result of the following differences:

For the years ended June 30,	2026	2025

Statutory federal tax rate	$(554,000)	$1,469,000
State income taxes, net of federal tax benefit	88,000	737,000
Dividend received deduction	2,000	12,000
Perm differences	(55,000)	(336,000)
Provision to return adjustment	178,000	105,000
Stock based compensation	(11,000)	-
Valuation allowance	(1,720,000)	(2,831,000)
Payable true up	(300,000)	182,000
State rate change impact	(100,000)	95,000
Other	189,000	19,000
	$(2,283,000)	$(548,000)

The components of the deferred tax asset and liabilities are as follows:

	June 30, 2026	June 30, 2025
Deferred tax assets:
Net operating loss carryforwards	$15,366,000	$15,410,000
Deferred gains on real estate sale and depreciation	13,679,000	9,620,000
Capital loss carryforwards	1,035,000	1,399,000
Accruals and reserves	764,000	881,000
Interest expense	7,110,000	6,385,000
Tax credits	34,000	256,000
State taxes	-	162,000
Intercompany interest	3,269,000	2,243,000
Other	6,000	-
Deferred Tax Asset before Valuation Allowance	41,263,000	36,356,000
Valuation Allowance	(41,035,000)	(39,314,000)
Deferred Tax Asset after Valuation Allowance	228,000	(2,958,000)
Deferred tax liabilities:
Deferred gains on real estate sale and depreciation	(3,957,000)	-
Unrealized gain on marketable securities	(234,000)	(30,000)
Intercompany interest	(2,800,000)	(1,887,000)
Other	(250,000)	(473,000)
Deferred Tax Liability	(7,241,000)	(2,390,000)
Net deferred tax liability	$(7,013,000)	$(5,348,000)

Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2026, it has been determined that it is more likely than not that the deferred tax asset will not be recognized. Thus, there is a valuation allowance of $41,035,000 as of June 30, 2026. This was an increase of $1,721,000 from June 30, 2025.

As of June 30, 2026, the Company had net operating loss carryforwards (“NOL”) available for carryforward of approximately $40,166,000 and $69,314,000 for federal and state purposes, respectively. Of the $40,166,000 federal NOL carryforwards, $14,707,000 expire in varying amounts through 2037 and $24,459,000 of post-2017 NOLs can be carried forward indefinitely. Note that the post-2017 NOLs may only offset 80% of future taxable income. The Company had capital loss carryforwards of $3,267,000 for federal purposes and $4,593,000 state purposes.

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

Below is the breakdown of the net operating losses for Intergroup and Portsmouth.

	Federal	State
InterGroup	$277,000	$3,799,000
Portsmouth	39,889,000	65,515,000
	$40,166,000	$69,314,000

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

As of June 30, 2026, tax years beginning in fiscal 2023 and 2022 remain open to examination by the federal and state tax jurisdictions, respectively, and are subject to the statute of limitations.

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

Unrecognized Tax Benefits at June 30, 2025	$1,665,000
Increase in tax positions taken	-
Decrease in tax positions taken	-
Unrecognized Tax Benefits at June 30, 2026	$1,665,000

As of June 30, 2026 and June 30, 2025, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized. The unrecognized tax benefit are not expected to reverse within the next 12 months. Interest and penalties related to income tax matters are classified as a component of income tax expense. As of June 30, 2026 and June 30, 2025, no interest and penalties were recorded.

NOTE 14 – SEGMENT INFORMATION

The Company operates in three reportable segments: (i) Hotel Operations (the Hilton San Francisco District and its five-level parking garage), (ii) Real Estate Operations (the multifamily and commercial rental portfolio), and (iii) Investment Transactions (investment of cash in marketable securities and other investments). Corporate expenses and other amounts that are not allocated to the reportable segments are in “Other.”

The Company’s chief operating decision maker (“CODM”) is a group of senior executives. The CODM uses segment income (loss) as the primary measure for assessing segment performance and making resource-allocation decisions. For Hotel Operations, segment income represents Hotel revenue less Hotel operating expenses before depreciation and amortization and financing-related interest expense. For Investment Transactions, segment loss includes gains and losses on marketable securities, dividend and interest income, and trading and margin interest expense. There are no intersegment revenues. “Other” consists primarily of unallocated corporate general and administrative costs and income taxes.

Hotel Operations includes the operations of the Hotel and its five-level parking garage. The following tables present the Company’s reportable segment information for the years ended June 30, 2026 and 2025.

As of and for the year ended	Hotel	Real Estate	Investment
June 30, 2026	Operations	Operations	Transactions	Other	Total
Revenues	$55,797,000	$18,154,000	$-	$-	$73,951,000
Operating expenses	(38,265,000)	(4,267,000)	-	-	(42,532,000)
Utilities	(1,900,000)	(1,354,000)	-	-	(3,254,000)
Real estate taxes	(2,159,000)	(2,167,000)	-	-	(4,326,000)
Insurance	(949,000)	(1,513,000)	-	-	(2,462,000)
General and administrative	-	-	-	(2,718,000)	(2,718,000)
Segment income (loss) from operations	12,524,000	8,853,000	-	(2,718,000)	18,659,000
Interest expense - mortgages	(9,686,000)	(2,980,000)	-	-	(12,666,000)
Gain on insurance recovery	-	124,000	-	-	124,000
Gain on sale of real estate	-	3,508,000	-	-	3,508,000

Depreciation and amortization expense	(3,740,000)	(3,053,000)	-	-	(6,793,000)
Loss from investments	-	-	(213,000)	-	(213,000)
Income tax expense	-	-	-	(2,283,000)	(2,283,000)
Net (loss) income	$(902,000)	$6,452,000	$(213,000)	$(5,001,000)	$336,000
Total assets	$52,183,000	$42,835,000	$4,394,000	$5,206,000	$104,618,000

As of and for the year ended	Hotel	Real Estate	Investment
June 30, 2025	Operations	Operations	Transactions	Other	Total
Revenues	$46,363,000	$18,015,000	$-	$-	$64,378,000
Operating expenses	(31,593,000)	(4,158,000)	-	-	(35,751,000)
Utilities	(3,210,000)	(1,339,000)	-	-	(4,549,000)
Real estate taxes	(1,912,000)	(2,241,000)	-	-	(4,153,000)
Insurance	(916,000)	(1,812,000)	-	-	(2,728,000)
General and administrative	-	-	-	(2,930,000)	(2,930,000)
Segment income (loss) from operations	8,732,000	8,465,000	-	(2,930,000)	14,267,000
Interest expense - mortgages	(10,680,000)	(2,876,000)	-	-	(13,556,000)
Gain on extinguishment of debt	1,416,000	-	-	-	1,416,000
Depreciation and amortization expense	(3,634,000)	(2,990,000)	-	-	(6,624,000)
Loss from investments	-	-	(2,502,000)	-	(2,502,000)
Income tax benefit	-	-	-	(548,000)	(548,000)
Net (loss) income	$(4,166,000)	$2,599,000	$(2,502,000)	$(3,478,000)	$(7,547,000)
Total assets	$52,357,000	$45,253,000	$969,000	$5,522,000	$104,101,000

As of June 30, 2026 Note 4 reports Hotel depreciation and amortization of $3.741 million, while Note 14 reports $3.740 million. The $1,000 difference is due solely to rounding and does not represent an underlying accounting difference.

NOTE 15 – STOCK-BASED COMPENSATION PLANS

The Company currently has one equity compensation plan, The InterGroup Corporation 2010 Omnibus Employee Incentive Plan (the “2010 Incentive Plan”). The plan has been approved by the Company’s stockholders. As of June 30, 2026 and 2025, there were no RSUs outstanding.

The InterGroup Corporation 2010 Omnibus Employee Incentive Plan

The 2010 Incentive Plan was approved by the Company’s shareholders on February 24, 2010 and authorizes up to 400,000 shares of common stock to be issued as equity compensation to officers and employees of the Company. The 2010 Incentive Plan provides for stock options, stock appreciation rights, performance awards and other stock-based compensation. Option awards are generally granted at an exercise price equal to the market price of the Company’s common stock on the grant date and vest based on continued service or other applicable vesting conditions. The 2010 Incentive Plan expires in February 2030. As of June 30, 2026 and 2025, approximately 114,000 and 14,000 shares, respectively, remained available for future grant under the 2010 Incentive Plan.

In March 2010, the Company granted 100,000 stock options at an exercise price of $10.30 per share. The options, which had been previously extended through March 16, 2026, expired unexercised on March 16, 2026.

In December 2013, the Company granted 133,195 non-qualified stock options at an exercise price of $18.65 per share. In December 2023, the expiration date of these options was extended from December 26, 2023 to December 26, 2029.

In March 2017, the Company granted 18,000 stock options at an exercise price of $27.30 per share. The options expire ten years from the grant date and were fully vested as of June 30, 2026.

In October 2023, the Company granted 18,000 stock options at an exercise price of $28.90 per share. The options expire ten years from the grant date and vest over three years, with 6,000 options vesting on each anniversary of the grant date.

During the years ended June 30, 2026 and 2025, the Company recorded stock option compensation expense of $44,000 and $105,000, respectively.

The following table summarizes stock option activity for the years ended June 30, 2026 and 2025:

			Weighted	Weighted
		Number of Options	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value

Outstanding at	July 1, 2024	269,195	$16.81	4.15 years	$1,187,000
Granted		-	-	-	-
Exercised		-	-	-	-
Expired		-	-	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2025	269,195	$16.81	3.15 years	$125,000
Exercisable at	June 30, 2025	257,195	$15.57	3.30 years	$125,000
Vested and expected to vest at	June 30, 2025	269,195	$16.81	3.15 years	$125,000
Outstanding at	July 1, 2025	269,195	$16.81	3.15 years	$125,000
Granted		-	-	-	-
Exercised		-	-	-	-
Expired		100,000	10.30	-	-
Exchanged		-	-	-	-
Outstanding at	June 30, 2026	169,195	$20.66	3.60 years	$4,514,000
Exercisable at	June 30, 2026	163,195	$20.36	3.73 years	$4,514,000
Vested and expected to vest at	June 30, 2026	169,195	$20.66	3.60 years	$4,514,000

Aggregate Intrinsic Value represents the amount by which the market price of the Company’s common stock exceeded the exercise price of in-the-money options at period end.

Unrecognized compensation cost related to unvested stock options outstanding at June 30, 2026 was not material and is expected to be recognized over the remaining requisite service period. Cash received from option exercises and the total intrinsic value of options exercised were $0 for each of the fiscal years ended June 30, 2026 and 2025. There were no stock options granted during fiscal 2026 or 2025.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company has an unsecured revolving credit facility with its consolidated subsidiary, Portsmouth Square, Inc. (“Portsmouth”), under which the Company may provide borrowings of up to $40,000,000. The facility bears interest at 9% per annum, may be prepaid without penalty, and had a contractual maturity date of July 31, 2027 as of June 30, 2026. Principal and accrued interest are due at maturity, with no scheduled principal or interest payments required prior to maturity.

During the years ended June 30, 2026 and 2025, the Company advanced $0 and $11,615,000, respectively, to Portsmouth under the facility. The outstanding principal balance was $38,108,000 as of both June 30, 2026 and 2025, with $1,892,000 of remaining borrowing capacity as of June 30, 2026. InterGroup recorded interest income of $3,437,000 and $3,570,000 for the years ended June 30, 2026 and 2025, respectively, before consolidation. In August 2026, the Company and Portsmouth amended the facility to extend the maturity date from July 31, 2027 to July 31, 2029.

Because Portsmouth is a consolidated subsidiary, the intercompany note receivable and payable and the related interest income and expense are eliminated in the Company’s consolidated financial statements.

Certain shared costs and expenses , primarily administrative expenses, rent and insurance, are allocated between InterGroup and Portsmouth based on management’s estimate of relative utilization. For the years ended June 30, 2026 and 2025, such allocations were approximately $0 and $144,000, respectively. These allocations are eliminated in consolidation.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Cash Management Agreement

In connection with the March 28, 2025 refinancing of the Hotel’s senior mortgage, Justice Operating Company, LLC (“Operating”) entered into a Cash Management Agreement with the senior mortgage lender and Wells Fargo Bank, N.A., as cash management bank. Under the agreement, Hotel receipts are deposited into lender-controlled accounts and applied in accordance with the priority and reserve requirements specified in the senior loan documents. The cash management arrangement remained in effect as of June 30, 2026. See Note 10 – Mortgage and Mezzanine Loans for additional information regarding the senior mortgage loan and the cash management release conditions.

Franchise Agreements

Operating is party to a franchise agreement with HLT Franchise Holding, LLC (“Hilton”) under which the Hotel operates as the Hilton San Francisco Financial District. The franchise agreement extends through January 31, 2030 and requires the Hotel to pay royalties, program fees and certain other charges based primarily on Hotel revenues and to comply with applicable Hilton brand standards.

Franchise-related fees were approximately $3,989,000 and $3,529,000 for the years ended June 30, 2026 and 2025, respectively, and are included in Hotel operating expenses. See Note 9 – Other Financing Transactions for information regarding the Hilton development incentive note.

Hotel Employees and Collective Bargaining Agreements

As of June 30, 2026, the Hotel had 187 employees, approximately 90% of whom were represented by one of three labor unions and were covered by collective bargaining agreements (“CBAs”). Aimbridge, as agent for Justice Operating Company, LLC (“Operating”), administers the applicable CBAs, and Operating funds the related payroll, employee benefits and other labor costs.

The CBA covering employees represented by Local 2 (Hotel and Restaurant Employees) expires on August 13, 2028. The CBA covering employees represented by Local 856 (International Brotherhood of Teamsters) expires on December 31, 2028. The CBA covering employees represented by Local 39 (Stationary Engineers) expires in July 2030.

Legal Matters

Portsmouth Square, Inc. (“Portsmouth”), through its subsidiary Justice Operating Company, LLC (“Operating”), owns the real property at 750 Kearny Street in San Francisco, on which the Hotel is located (the “Property”). In connection with City approvals in the early 1970s, pedestrian bridge was constructed spanning Kearny Street to the City’s Portsmouth Square Park and underground garage (the “Bridge”), pursuant in part to a Major Encroachment Permit (the “Permit”).

On May 24, 2022, the City purported to revoke the Permit and, on June 13, 2022, directed Portsmouth to submit a general bridge removal and site restoration plan (the “Plan”) at Portsmouth’s expense. Portsmouth disputes the legality of the purported revocation and the existence of any obligation to fund removal.

Without waiving any rights, Portsmouth engaged a project manager, structural engineer, and architect to advise on the Plan for Bridge removal and reconstruction of the Property’s Kearny Street frontage. Portsmouth and the City continued discussions regarding the removal process, restoration responsibilities and financial responsibility. As of June 30, 2026, no final settlement agreement had been executed.

NOTE 18— DISPOSITION OF REAL ESTATE

On February 24, 2025, the Company executed a listing agreement to market for sale a 12-unit multifamily property located in Los Angeles County, California. Active marketing commenced in April 2025. During the fourth quarter of fiscal 2025, management determined that the property met the criteria for classification as held for sale under ASC 360-10-45-9.

Accordingly, the Company classified the property and related assets as “Assets held for sale” as of June 30, 2025. Upon classification, the property was measured at the lower of its carrying amount or fair value less costs to sell. No impairment charge was recognized as the carrying amount did not exceed its estimated fair value less costs to sell.

The sale was completed in December 2025 for $4.85 million, and the Company recognized a gain on sale of $3,508,000 for the year ended June 30, 2026. The related mortgage loan, which had an outstanding principal balance of $1,834,000 at closing, was repaid in full in connection with the sale.

Assets held for sale totaled $1,029,000 at June 30, 2025.

June 30, 2025
Cash	$8,000
Restricted cash	45,000
Accounts receivable	4,000
Investment in real estate	963,000
Other assets	9,000
Total assets held for sale	$1,029,000

NOTE 19 – SUBSEQUENT EVENTS

Portsmouth Square Pedestrian Bridge Removal

On August 9, 2026, the physical removal of the pedestrian bridge connecting the Hotel to Portsmouth Square was completed. The Hotel had temporarily suspended guest operations from July 31, 2026 through August 9, 2026 to facilitate the bridge demolition and resumed guest operations on August 10, 2026. Following removal of the bridge, the City and its contractor continued work associated with the project, including restoration of portions of the Hotel façade and surrounding areas affected by the demolition. Portsmouth, through its subsidiary Justice Operating Company, LLC, is separately responsible for the design and construction of permanent improvements to the Hotel’s Kearny Street entrance.

In July 2026, Portsmouth and the City reached a term sheet concerning the Bridge removal and related financial arrangements. The parties are negotiating a definitive settlement agreement. Under the term sheet, the City agreed to make certain payments to Portsmouth in connection with costs associated with the Hotel’s Kearny Street frontage, subject to specified repayment obligations commencing in 2029.

Extension of Related Party Credit Facility

In August 2026, InterGroup and its consolidated subsidiary, Portsmouth amended Portsmouth’s unsecured revolving credit facility with InterGroup to extend its maturity date from July 31, 2027 to July 31, 2029. All other material terms of the facility remained unchanged. As of June 30, 2026, Portsmouth had $38,108,000 outstanding under the $40,000,000 facility. See Note 16 – Related Party Transactions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed, on March 19, 2026, the Company dismissed WithumSmith+Brown, PC (“Withum”) as its independent registered public accounting firm, and the Audit Committee approved the engagement of Whitley Penn LLP (“Whitley”) as the Company’s new independent registered public accounting firm, subject to completion of Whitley’s standard client acceptance and independence procedures and execution of an engagement letter. Whitley completed those procedures and accepted the engagement on March 26, 2026.

Withum’s report on the Company’s consolidated financial statements for the fiscal year ended June 30, 2025 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Withum’s report on the Company’s consolidated financial statements for the fiscal year ended June 30, 2024 included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern; however, Withum stated that its opinion was not modified with respect to that matter.

During the fiscal years ended June 30, 2025 and 2024 and the subsequent interim period through March 19, 2026, there were no disagreements with Withum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K. During those periods, neither the Company nor anyone on its behalf consulted with Whitley regarding any matter required to be disclosed under Item 304(a)(2) of Regulation S-K.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2026, management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

REMEDIATION OF PREVIOUSLY REPORTED MATERIAL WEAKNESS

During fiscal 2026, management implemented enhanced controls over the accounting for stock-based compensation, including the adoption of an equity management tool. These controls operated for a sufficient period and were tested for operating effectiveness. Based on the results of this testing, management concluded that the previously reported material weakness related to the interpretation and accounting for stock-based compensation was remediated as of June 30, 2026.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026, using the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2026.

As a non-accelerated filer, the Company is not required to include, and this Annual Report does not contain, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended June 30, 2026, management completed the remediation of the previously identified material weakness related to the interpretation and accounting for stock-based compensation. The remediation included enhanced controls over stock-based compensation and the use of an equity management tool to support the calculation, tracking and accounting for stock-based compensation, as described above.

Other than this remediation there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended June 30, 2026, no director or officer, of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(c) of Regulation S-K.

The Company has adopted an Insider Trading Policy governing transactions in the Company’s securities by the Company and its directors, officers and employees. On July 17, 2026, the Board of Directors adopted a revised version of the policy. The policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and applicable Nasdaq listing standards. A copy of the revised Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K pursuant to Item 601(b)(19) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of June 30, 2026:

Name	Position with the Company	Age	Term to Expire
Class A Directors:

John V. Winfield (4)	Chairman of the Board; President and Chief Executive Officer	79	Fiscal 2027 Annual Meeting

Steve H. Grunwald (3) (5)	Director	45	Fiscal 2027 Annual Meeting

Class B Directors:

Yvonne L. Murphy (1) (2) (4)	Director	69	Fiscal 2028 Annual Meeting

William J. Nance (2) (3) (4)	Director	82	Fiscal 2028 Annual Meeting

Class C Director:

Andrew J. Kaplan (1) (2) (3)	Director	59	Fiscal 2026 Annual Meeting

Executive Officers:

David C. Gonzalez (4)	Chief Operating Officer, Advisor of Executive Strategic Real Estate and Securities Investment Committee, and President of Portsmouth	59	N/A

Ann Marie Blair	Treasurer, Controller, Assistant Secretary (Principal Financial Officer)	39	N/A

(1)	Member of the Nominating Committee
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee
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

Steve H. Grunwald — Mr. Grunwald joined the Board in October 2022 and has extensive experience in hospitality operations and management. From 2021 through 2022, he managed and oversaw the renovation of several hotel properties. In 2023, he managed the sale of several properties and businesses. During 2024 and 2025, he oversaw the management and operations of a five-star boutique hotel in Brussels and other real estate assets. Since 2025, he has also provided international hospitality consulting services to hotel owners, operators and investors. His experience in hospitality operations, asset management and strategic transactions supports his service as a director of the Company.

Yvonne L. Murphy — Ms. Murphy was elected to the Board of InterGroup in February 2014 and to the Board of Portsmouth, a subsidiary of the Company, in October 2022, having previously served from March to December 2019.

Since 2022, she has served as a Development Officer at Renown Health. Since 2012, she has also served as Chief Executive Officer and Senior Legislative Lobbyist of Yvonne Murphy Group, an executive consulting practice focused on public policy and legislative strategy. Mrs. Murphy holds a Doctorate and MBA from California Pacific University. Her extensive corporate management and government affairs experience supports her service as a director of the Company.

William J. Nance — Mr. Nance has served as a director since May 1996. A Certified Public Accountant, he previously served as a Senior Accountant at Kenneth Leventhal & Company, specializing in REITs, restructuring, mergers and acquisitions, and real estate development and financing. During the past five years has been a consultant on multi-family and commercial real estate transactions. He is also a Director of Portsmouth and Comstock Inc. His accounting, financial reporting, real estate and public company experience supports his service as a director and as Chairman of the Audit Committee.

Andrew J. Kaplan – Mr. Kaplan appointed to the Board on January 12, 2026 following Mr. Love’s resignation. Mr. Kaplan has over 30 years of experience in financial public relations and capital markets. He has served as Vice President of Barry Kaplan Associates, a leading financial public relations firm supporting public and private companies in the United States, Canada, and the United Kingdom. During his career, Mr. Kaplan has sourced over $500 million in capital for both public and private companies. He currently serves as a capital markets consultant to Avino Silver & Gold Mines Ltd. and Energy Fuels Inc., advising on institutional and analyst outreach, financings, mergers and acquisitions and corporate governance. Mr. Kaplan also serves as a director of Portsmouth. His capital markets, financing, corporate governance and public company board experience supports his service as a director of the Company.

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

Ann Marie Blair – Ms. Blair has served as Treasurer and Controller (Principal Financial Officer) since July 2023 and serves in similar roles for Portsmouth. She previously served as Chief Financial Officer in the advertising technology industry and began her career in audit, focusing on financial institutions. She holds a BS in Accounting and an MBA from Cumberland University and has over 15 years of accounting experience, including financial reporting, risk management, and internal controls.

Family Relationships: There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings: No director or executive officer, or person nominated or chosen to become a director or executive officer, was involved in any legal proceeding requiring disclosure.

Code of Ethics.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K and is available on the Company’s website at www.intgla.com and available without charge upon request to: The InterGroup Corporation, Attn: Treasurer, 1516 S. Bundy Drive, Suite 200, Los Angeles, California 90025. The Company will promptly disclose any amendment to, or waivers from, the Code of Ethics applicable to the officers specified in Item 406 of Regulation S-K as required by applicable SEC rules.

For the information required by Item 408(b) of Regulation S-K regarding the Company’s insider trading policy, see Item 9B – Other Information.

BOARD AND COMMITTEE INFORMATION

InterGroup’s common stock is listed on the NASDAQ Capital Market tier of the NASDAQ Stock Market, LLC (“NASDAQ”). InterGroup is a Smaller Reporting Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). With the exception of the Company’s President and CEO, John V. Winfield, each member of InterGroup’s Board of Directors is “independent” under the applicable rules of the SEC and Nasdaq.

Nominating Committee

The Company’s Nominating Committee is comprised of two “independent” directors: Directors Kaplan and Murphy as independence is defined by the applicable rules of the SEC and NASDAQ. The Company has not established a charter for the Nominating Committee, and the Committee has no policy with regard to consideration of any director candidates recommended by security holders. As a smaller reporting company whose directors own in excess of sixty percent of the voting shares of the Company, InterGroup has not deemed it appropriate to institute such a policy. There have not been any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee and Audit Committee Financial Expert

The Company is a Smaller Reporting Company under SEC rules and regulations. The Company’s Audit Committee is currently comprised of three members: Directors Nance (Chairperson), Grunwald and Kaplan, each of whom meets the independence requirements of the SEC and NASDAQ as modified or supplemented from time to time. The Company’s Board of Directors has determined that Directors Nance and Kaplan each qualify as an “audit committee financial expert,” as defined by SEC rules, and are independent under applicable SEC and Nasdaq requirements, based on their qualifications and business experience discussed above in this Item 10. The Audit Committee operates pursuant to a written charter, a current copy of which is available on the Company’s website at www.intgla.com.

Compensation Committee

The Company’s Compensation Committee (the “Compensation Committee”) is comprised of three “independent” members of the Board of Directors as independence is defined by the applicable rules of the SEC and NASDAQ. The Compensation Committee is comprised of Directors Nance (Chairperson), Kaplan, and Murphy. The Company has not established a charter for the Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation for the Company’s Chief Executive Officer and other executive officers, including equity or performance-based compensation and plans.

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

Item 11. Executive Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to the Company’s principal executive officer and the two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at June 30, 2026 and whose total compensation exceeded $100,000, for all services rendered to the Company and its subsidiaries for each of the Company’s last two completed fiscal years ended June 30, 2026 and 2025. No stock awards, option awards or non-equity incentive plan compensation were awarded to, earned by, or paid to any of the named executive officers during fiscal years 2026 or 2025.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary		Option Awards	Bonus	Other Compensation		Total

John V. Winfield	2026	$832,000	(1)	$-	$-	$69,000	(2)(3)	$901,000	(4)
Chairman, President and	2025	$832,000	(1)	$-	$-	$59,000	(2)(3)	$897,000	(4)
Chief Executive Officer

David C. Gonzalez	2026	$444,000		$-	$-	$-		$444,000	(5)
Chief Operating Officer	2025	$444,000		$-	$-	$-		$444,000	(5)

Ann Marie Blair	2026	$177,000		$-	$6,000	$-		$183,000	(4)
Treasurer and Controller	2025	$175,000		$-	$6,000	$-		$181,000	(4)
(Principal Financial Officer)

(1)	Mr. Winfield also serves as Chairman of the Board of Portsmouth. During fiscal year 2026 and 2025, $427,000 of the salary amount shown was paid by Portsmouth. Mr. Winfield’s base salary remained unchanged during fiscal 2026.

(2)	Represents a portion of the salary of an assistant to Mr. Winfield.

(3)	Amounts include Mr. Winfield Portsmouth director’s fees totaling $6,000 and $6,000 for the fiscal years 2026 and 2025, respectively.

(4)	Compensation is allocated approximately 50% to the Company and 50% to Portsmouth.

(5)	Mr. Gonzalez also serves as the President of Portsmouth. Compensation is allocated 67% to the Company and 33% to Portsmouth.

No perquisites exceeded the disclosure thresholds other than those identified in footnote (2). There were no non-equity incentive plan awards, pension benefits, or nonqualified deferred compensation for the periods presented.

Outstanding Equity Awards at Fiscal Year Ended June 30, 2026

The following table sets forth information concerning option awards (there were no stock awards outstanding) for each named executive officer as of June 30, 2026.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) Un-exercisable		Option exercise price $	Option expiration date

John V. Winfield	133,195	(1)	-		$18.65	12/26/29
David C. Gonzalez	18,000	(2)	-		$27.30	3/2/27
David C. Gonzalez	12,000	(3)	6,000	(3)	$28.90	10/13/33

(1)	Options granted December 26, 2013 under the 2010 Incentive Plan; non-qualified portion of 133,195 shares originally expiring December 26, 2023; expiration extended to December 26, 2029 as approved December 21, 2023 (see Note 15). Options vest 20% annually beginning on the first anniversary of grant.

(2)	Options granted March 2, 2017; vest 3,600 shares annually over five years.

(3)	Options granted October 13, 2023; vest 6,000 shares annually over three years (12,000 exercisable; 6,000 unexercisable at June 30, 2026).

EQUITY COMPENSATION PLANS

The Company maintains the InterGroup Corporation 2010 Omnibus Employee Incentive Plan (the “2010 Incentive Plan”), which was approved by the Company’s shareholders on February 24, 2010. The 2010 Incentive Plan, as amended, authorizes up to 400,000 shares of common stock for awards, including stock options, stock appreciation rights, performance awards and other stock-based compensation, and expires in February 2030. As of June 30, 2026 and 2025, approximately 114,000 and 14,000 shares, respectively, remained available for future grant under the 2010 Incentive Plan.

Compensation of Directors

The following table provides information concerning compensation awarded to, earned by, or paid to the Company’s directors for the fiscal year ended June 30, 2026.

DIRECTOR COMPENSATION

	Fees Earned
Name	or Paid in Cash*	Total

John C. Love(1)	$34,000	$34,000

William J. Nance(2)	$48,000	$48,000

Steve H. Grunwald(3)	$44,000	$44,000

Yvonne L. Murphy(4)	$40,000	$40,000

Andrew J. Kaplan(5)	$12,000	$12,000

John V. Winfield (6)	-

*	Amounts shown include board retainer fees, committee fees and meeting fees.

(1)	Mr. Love resigned from the InterGroup Board of Directors effective January 12, 2026. Amounts shown include $4,000 in regular board and audit committee fees paid by Portsmouth. Such amounts were paid directly by Portsmouth and are not expenses of InterGroup.

(2)	Mr. Nance also serves as a director of the Company’s subsidiary, Portsmouth. Amounts shown include $8,000 in regular board and audit committee fees paid by Portsmouth. Such amounts were paid directly by Portsmouth and are not expenses of InterGroup.

(3)

Mr. Grunwald also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $6,000 in regular board fees paid by Portsmouth. Such amounts were paid directly by Portsmouth and are not expenses of InterGroup.

(4)	Ms. Murphy also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $6,000 in regular board fees paid by Portsmouth. Such amounts were paid directly by Portsmouth and are not expenses of InterGroup.

(5)	Mr. Kaplan was appointed to the InterGroup Board of Directors effective January 12, 2026. He also serves as director of the Company’s subsidiary, Portsmouth. Amounts shown include $4,000 in regular board fees paid by Portsmouth. Such amounts were paid directly by Portsmouth and are not expenses of InterGroup.

(6)

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

Change in Control or Other Arrangements

There are no employment contracts with the Company’s named executive officers or directors and no change-in-control arrangements providing for payments or benefits to such persons.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of September 28, 2026, certain information regarding the beneficial ownership of Common Stock of the Company held by persons or groups known by the Company to own more than five percent of the outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield	1,590,074	(3)	69.7%
1516 S. Bundy Drive, Suite 200 Los Angeles, California 90025

(1)	Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2)	Percentages are calculated based on 2,148,812 shares of Common Stock outstanding as of September 28, 2026, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Includes 133,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

Security Ownership of Management.

The following table sets forth, as of September 28, 2026, beneficial ownership of Common Stock by (i) each Director, (ii) each named executive officers (as identified in Item 11), and (iii) all Directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

John V. Winfield (Director, Chairman, President and CEO)	1,590,074	(3)	69.7%

William J. Nance (Director)	47,946		2.2%

Yvonne L. Murphy (Director)	2,282		*

Steven H. Grunwald (Director)	-		*

Andrew J. Kaplan (Director)	1,002		*

David C. Gonzalez (Named Executive Officer)	71,529	(4)	3.3%

Ann Marie Blair (Named Executive Officer)	-		*

All Directors and Executive Officers as a Group (7 persons)	1,712,833		73.9%

*	Ownership does not exceed 1%.

(1)	Unless otherwise indicated and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2)	Percentages are calculated based on 2,148,812 shares of Common Stock outstanding at September 28, 2026, plus any securities that person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)	Includes 133,195 shares that Mr. Winfield has a right to acquire pursuant to vested stock options.

(4)	Includes 36,000 shares that Mr. Gonzalez has the right to acquire pursuant to stock options that are vested or exercisable within 60 days of September 28, 2026.

Changes in Control.

There are no arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of June 30, 2026 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
14	(a)	(b)	(c)

Equity compensation plans approved by security holders	169,195	$20.66	114,000

Equity compensation plans not approved by security holders	None	N/A	None

Total	169,195	$20.66	114,000

(a) Represents stock options outstanding under The InterGroup Corporation 2010 Omnibus Employee Incentive Plan.

(b) Reflects only stock options; there were no RSUs outstanding as of June 30, 2026.

(c) Represents shares remaining available for future issuance under the 2010 Incentive Plan as of June 30, 2026. See Note 15—Stock-Based Compensation Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

InterGroup provides an unsecured revolving credit facility to its majority-owned subsidiary, Portsmouth Square, Inc. (“Portsmouth”), with borrowing capacity of up to $40.0 million and an outstanding principal balance of $38.108 million at June 30, 2026. The facility bears interest at 9% per annum and, as of June 30, 2026, had a contractual maturity date of July 31, 2027. In August 2026, the facility was amended to extend the maturity date to July 31, 2029. The related intercompany balance and interest income and expense are eliminated in consolidation. See Note 16 – Related Party Transactions for additional information.

As of September 1, 2026, InterGroup owned approximately 75.9% of Portsmouth’s outstanding common stock. John V. Winfield directly owned approximately 2.5% of Portsmouth’s outstanding common stock and, as a result of his voting and dispositive power over the Portsmouth shares owned by InterGroup, was deemed to beneficially own approximately 78.4% of Portsmouth’s outstanding common stock for purposes of Rule 13d-3 under the Exchange Act. Except as described above and in Note 16, there were no related-party transactions requiring disclosure under Item 404(d) of Regulation S-K.

Director Independence

InterGroup’s common stock is listed on the NASDAQ Capital Market. The Board of Directors consists of five members. The Board has determined that William J. Nance, Yvonne L. Murphy, Steve H. Grunwald and Andrew J. Kaplan are independent under Nasdaq Listing Rule 5605(a)(2). John V. Winfield, the Company’s Chairman, President and Chief Executive Officer, is not independent. Each of the Board’s Audit, Compensation and Nominating Committees is composed entirely of independent directors.

Item 14. Principal Accountant Fees and Services

WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm through March 19, 2026. Whitley Penn LLP (“Whitley”) was engaged as the Company’s independent registered public accounting firm on March 26, 2026. See Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The following table sets forth the aggregate fees billed or expected to be billed by Withum and Whitley for professional services rendered during the fiscal years ended June 30, 2026 and 2025. Withum was the Company’s independent registered public accounting firm during fiscal 2025. Fees for fiscal 2026 include services provided by both Withum and Whitley.

	Fiscal Year
	2026	2025
Whitley Penn LLP
Audit Fees (1)	$26,000	$-
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
TOTAL:	$26,000	$-

	Fiscal Year
	2026	2025
WithumSmith+Brown, PC
Audit Fees (1)	$266,000	$293,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	99,000	179,000
All Other Fees (4)	-	-
TOTAL:	$365,000	$472,000

(1) Audit Fees consist of fees for the audit of the annual consolidated financial statements, reviews of the interim financial statements included in Quarterly Reports on Form 10-Q, and services normally provided in connection with statutory and regulatory filings.

(2) Audit-Related Fees include assurance and related services reasonably related to the performance of the audit or review of the financial statements and not reported under “Audit Fees.” The Company did not incur any audit-related fees during fiscal 2026 or 2025.

(3) Tax Fees consist primarily of federal and state tax compliance, tax planning, and tax advisory services.

(4) All Other Fees include permitted services not captured in the categories above. There were no such fees in the periods presented.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted a policy requiring pre-approval of all audit services and permitted non-audit services to be performed for the Company by its independent registered public accounting firm, subject to the de minimis exception described in Section 10A(i)(1)(B) of the Exchange Act. The Audit Committee may delegate pre-approval authority to one or more of its members, provided that any such pre-approval is presented to the full Audit Committee at its next scheduled meeting. All services described above were pre-approved by the Audit Committee. No Audit-Related Fees, Tax Fees or All Other Fees were approved pursuant to the de minimis exception in Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report at pages 21 through 52:

(a)(2) Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X have been omitted because they are not required, not applicable, or the required information is included in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

Unless otherwise indicated below, the following exhibits are filed herewith or incorporated by reference.

Charter, Bylaws, and Securities

3.1	Restated Certificate of Incorporation of The InterGroup Corporation, dated March 9, 1998 (incorporated by reference to Exhibit 3 to the Company’s Form 10-QSB/A for the quarter ended March 31, 1998, filed May 19, 1998).
3.2	Certificate of Amendment to Certificate of Incorporation, dated October 2, 1998 (incorporated by reference to Exhibit 3 to the Company’s Form 10-QSB for the quarter ended September 30, 1998, filed November 13, 1998).Amended
3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 6, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-KSB for the year ended June 30, 2007, filed September 28, 2007).
3.4	Amended and Restated Bylaws of The InterGroup Corporation, effective December 10, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 12, 2007).
4.1	Description of the Registrant’s Common Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
10.1	The InterGroup Corporation 2010 Omnibus Employee Incentive Plan (incorporated by reference to prior filings).
10.6	Loan Agreement, dated March 28, 2025, by and among Justice Operating Company, LLC and Prime Finance (senior mortgage loan) (incorporated by reference to Exhibit 10.6 to Portsmouth Square, Inc.’s Form 10-K for the fiscal year ended June 30, 2025, filed on September 29, 2025.
10.7	Mezzanine Loan Amendment, dated March 28, 2025, by and among Justice Mezzanine Company, LLC and CRED REIT Holdco LLC (incorporated by reference to Exhibit 10.7_to Portsmouth Square, Inc.’s Form 10-K for the fiscal year ended June 30, 2025, filed on September 29, 2025.
10.8	Cash Management Agreement, dated March 28, 2025, by and among Justice Operating Company, LLC, Prime Finance, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.8 to Portsmouth Square, Inc.’s Form 10-K for the fiscal year ended June 30, 2025, filed on September 29, 2025.
10.9	Related-Party Revolving Credit Facility between Portsmouth Square, Inc. and The InterGroup Corporation, as amended (incorporated by reference to Exhibit 10.9 to Portsmouth Square, Inc.’s Form 10-K for the fiscal year ended June 30, 2026, filed on September 28, 2026).
10.10	Amendment to Related-Party Revolving Credit Facility between Portsmouth Square, Inc. and The InterGroup Corporation, dated August 31, 2026, extending the maturity date to July 31, 2029 (incorporated by reference to Exhibit 10.10 to Portsmouth Square, Inc.’s Form 10-K for the fiscal year ended June 30, 2026, filed on September 28, 2026).

Other Exhibits

14	Code of Ethics (filed herewith).
19.	Insider Trading Policy, effective July 17, 2026.
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Whitley Penn LLP (filed herewith).
23.2	Consent of WithumSmith+Brown, PC, former independent registered public accounting firm, relating to its report on the Company’s consolidated financial statements for the fiscal year ended June 30, 2025 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	Policy Regarding Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed on September 29, 2025).

Inline XBRL Exhibits

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERGROUP CORPORATION
(Registrant)

Date:	September 28, 2026	by	/s/ John V. Winfield
John V. Winfield, President,
Chairman of the Board and
Chief Executive Officer

Date:	September 28, 2026	by	/s/ Ann Marie Blair
Ann Marie Blair, Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

